Form 10-Q
period 1994-09-30
PLM EQUIPMENT GROWTH FUND
filed 1994-11-14
CIK 788813

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                          ___________________
                               FORM 10-Q


      [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
           For the fiscal quarter ended September 30, 1994.

      [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
           For the transition period from              to

                    Commission file number 0-15436
                        _______________________

                       PLM EQUIPMENT GROWTH FUND
        (Exact name of registrant as specified in its charter)

           California                               94-2998816
      (State or other jurisiction of             (I.R.S. Employer
      incorporation or organization              Identification No.)

      One Market, Steuart Street Tower
      Suite 900, San Francisco, CA            94105-1301
      (Address of principal                   (Zip code)
      executive offices)

   Registrant's telephone number, including area code (415) 974-1399
                        _______________________
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (ro for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes [X]    No [ ]

      Indicate the number of units outstanding of each of the issuer's classes of partnership units, as of the last practicable date:

                Class                             Outstanding at
                                                 November 11, 1994

Limited Partnership Depositary Unit                5,848,297
General Partnership Units                                  1


                              PLM EQUIPMENT GROWTH FUND
                                (A Limited Partnership)

                                    BALANCE SHEETS
                                (thousands of dollars)

                                        ASSETS

                                                     September 30,    December 31,
                                                         1994             1993
Equipment held for operating leases                  $  119,149        $  129,371
Less accumulated depreciation                           (66,282)          (68,273)
                                                         52,867            61,098

Equipment held for sale                                      76             1,316
  Net equipment                                          52,943            62,414

Cash and cash equivalents                                 3,719             3,556
Restricted cash                                           2,326             2,188
Accounts receivable, less allowance for
  doubtful accounts of $203 in 1994
  and $212 in 1993                                        1,623             1,852
Due from affiliates                                          72                74
Prepaid expenses and other assets                           163               196
Deferred charges, net of accumulated
  amortization of $909 in 1994 and
  $812 in 1993                                               79               202

        Total assets                                 $   60,925        $   70,482


                           LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
  Accounts payable and accrued expenses              $    2,281        $    1,852
  Security deposits                                         591               808
  Prepaid deposits and reserve for repairs                2,022             2,086
  Note payable                                           28,000            28,000
      Total liabilities                                  32,894            32,746

Partners' capital (deficit):

Limited Partners (5,848,997 Depositary Units
    at September 30, 1994, and 5,859,897
    Depositary Units at December 31, 1993)               28,342            38,047
General Partner                                            (311)             (311)
      Total partners' capital                            28,031            37,736

        Total liabilities and partners' capital      $   60,925        $   70,482


                    See accompanying notes to financial statements.

                               PLM EQUIPMENT GROWTH FUND
                                (A Limited Partnership)

                               STATEMENTS OF OPERATIONS
                    (thousands of dollars, except per unit amounts)

                                 For the three months     For the nine months
                                   ended September 30,     ended September 30,
                                     1994       1993         1994        1993
Revenues:
  Lease revenue                  $     5,374 $    5,329   $   16,926 $    17,992
  Interest and other income              241         85          344         171
  Net gain on disposition
    of equipment                         562         72          372         629
        Total revenues                 6,177      5,486       17,642      18,792

Expenses:
  Depreciation and amortization        2,606      2,872        7,742       8,797
  Management fees to affiliate           502        333        1,158       1,308
  Repairs and maintenance                856      1,372        2,245       2,866
  Interest expense                       441        321        1,133         997
  Insurance expense to affiliate          39         19           57         150
  Other insurance expense                134        171          304         384
  Marine equipment operating
    expenses                             717        563        1,340         844
  General and administrative
    expenses to affiliates               160         78          461         417
  Other general and administrative
    expenses                             211        313          730         629
  Loss on revaluation of
    equipment                             --        800          960         871
  Loss on legal settlement               900         --          900          --
        Total expenses                 6,566      6,842       17,030      17,263

Net (loss) income                $      (389)$   (1,356)  $      612 $     1,529

Partners' share of net (loss)
  income
  Limited Partners               $      (423)$   (1,410)  $      528 $     1,418
  General Partner                         34         54           84         111

        Total                    $      (389)$    (1,356) $      612 $     1,529

Net (loss) income per Depositary
  Unit (5,848,997 Units at September
  30, 1994; 5,878,100 Units
  at September 30, 1993)         $     (0.07)$    (0.23)  $     0.09 $      0.24

Cash distributions               $     3,398 $    3,430   $   10,183 $    10,328

Cash distributions per
   Depositary Unit               $      0.58 $     0.58   $     1.73 $      1.73

                    See accompanying notes to financial statements.

                               PLM EQUIPMENT GROWTH FUND
                                (A Limited Partnership)

                               STATEMENTS OF CASH FLOWS
                                (thousands of dollars)
                                                    For the nine months ended
                                                        September 30,
                                                    1994            1993
Cash flows from operating activities:
  Net income                                     $      612      $   1,529
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                   7,742          8,797
      Net gain on disposition of equipment             (372)          (629)
      Loss on revaluation of equipment                  960            871
      Change in operating assets and liabilities:
        Accounts receivable, net                        229           (163)
        Due from affiliates                               2            152
        Prepaid expenses and other assets                33            (78)
        Restricted cash                                 232           (261)
        Due to affiliates                                --             95
        Accounts payable and accrued expenses           429            614
        Security deposits                              (217)            26
        Prepaid deposits and reserve for repairs         (64)        1,069
Net cash provided by operating activities             9,586         12,022

Cash flows from investing activities:
  Payments for purchase of equipment                   (908)        (4,414)
  Decrease in equipment acquisition deposits             --          2,800
  Proceeds from disposition of equipment              2,172          3,387
  Increase in restricted cash                          (370)        (3,343)
Net cash provided by (used in) investing
  activities                                            894         (1,570)

Cash flows from financing activities:
  Cash distributions paid to partners               (10,183)       (10,328)
  Repurchase of Depositary Units                       (134)          (976)
Net cash used in financing activities               (10,317)       (11,304)

Net increase (decrease) in cash
  and cash equivalents                                  163           (852)

Cash and cash equivalents at beginning of period      3,556          5,044

Cash and cash equivalents at end of period       $    3,719      $   4,192

Supplemental information:
  Interest paid                                  $    1,111      $   1,013


                    See accompanying notes to financial statements.

                              PLM EQUIPMENT GROWTH FUND
                                 A Limited Partnership
                             NOTES TO FINANCIAL STATEMENTS
                                  September 30, 1994




1.         Opinion of Management

           In the opinion of the management of PLM Financial Services, Inc., the General Partner, the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth Fund (the "Partnership") as of September 30, 1994, the statements of operations for the three and nine months ended September 30, 1994 and 1993, and the statements of cash flows for the nine months ended September 30, 1994 and 1993. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1993, on file at the Securities and Exchange Commission.

2.         Reclassification

           Certain amounts in the 1993 financial statements have been reclassified to conform with the 1994 presentation. Transportation equipment held for operating leases at September 30, 1994, and December 31, 1993, includes equipment previously reported as held for sale.

3.         Cash Distributions

           Cash distributions are recorded when paid and totaled $3.4 million and $10.2 million for the three and nine months ended September 30, 1994, respectively. Cash distributions to unitholders in excess of net income are considered to represent a return of capital.
           Cash distributions to unitholders of $9.6 million and $8.8 million for the nine months ended September 30, 1994,and 1993, respectively, were deemed to be a return of capital.

           Cash distributions of $3.4 million ($0.575 per Depositary Unit) were declared on September 14, 1994, and are to be paid on November 15, 1994, to the unitholders of record as of September 30, 1994.

4.         Equipment

           Equipment held for operating leases is stated at cost. At September 30, 1994, the General Partner reclassified assets shown as held for sale at December 31, 1993, to equipment held for operating leases, unless the particular asset is subject to a pending contract for sale.

PLM EQUIPMENT GROWTH FUND
                       A Limited Partnership
                   NOTES TO FINANCIAL STATEMENTS
                        September 30, 1994

4.         Equipment (continued)

           The components of equipment are as follows (in thousands):

                                         September 30,    December 31,
                                             1994             1993
     Equipment held for
      operating leases:

     Rail equipment                        $   26,079      $   26,948
     Marine containers                         10,659          12,236
     Marine vessels                            22,277          22,696
     Aircraft and aircraft engines             34,329          42,258
     Trailers                                  11,268          10,696
     Mobile offshore drilling units            14,537          14,537
                                              119,149         129,371
     Less accumulated depreciation            (66,282)        (68,273)
                                               52,867          61,098
     Equipment held for sale                       76           1,316
         Net equipment                     $   52,943      $   62,414


     As of September 30, 1994, all equipment in the Partnership portfolio was either on lease or operating in PLM-affiliated short-term trailer rental facilities, except for 88 marine containers off lease with an aggregate net book value of $0.3 million. As of September 30, 1993, the Partnership had 125 marine containers and one aircraft off lease with an aggregate net book value of $2.7 million.

     During the nine months ended September 30, 1994, the Partnership reduced the carrying value of one commercial aircraft by $1.0 million to its estimated net realizable value, and the aircraft was sold in the second quarter. During the nine months ended September 30, 1993, the Partnership reduced the carrying value of 50 pulpwood railcars by $0.1 million to their estimated net realizable value, and the railcars were subsequently sold. Additionally in 1993, the Partnership reduced the carrying value of the Partnership's 50% interest in one marine vessel by $0.8 million to its estimated net realizable value of $4.5 million.

     In September 1994, the Partnership entered into a binding purchase agreement to acquire a 55% interest in a top-drive for the mobile offshore drilling unit, for $1.2 million in the fourth quarter of 1994. The remaining interest will be owned by an affiliated partnership.

     During the nine months ended September 30, 1994, the Partnership purchased 40 refrigerated trailers for $0.9 million. During the nine months ended September 30, 1993, the Partnership purchased a jet engine for $2.8 million and 166 over-the-road trailers for $1.6 million.

     During the nine months ended September 30, 1994, the Partnership sold or disposed of two commercial aircraft, two barges, 410 marine containers, 55 railcars, and 31 trailers with an aggregate net book value of $1.8 million for proceeds of $2.2 million. During the nine months ended September 30, 1993, the Partnership sold or disposed of one marine vessel, 366 marine containers, 224 railcars, and 93 trailers, with a carrying value of $2.8 million for $3.4 million.

                    PLM EQUIPMENT GROWTH FUND
                       A Limited Partnership
                   NOTES TO FINANCIAL STATEMENTS
                        September 30, 1994

4.   Equipment (continued)

     Equipment held for sale at September 30, 1994, consisted of three barges subject to a pending contract for sale with an estimated aggregate net book value of $0.1 million.

5.   Legal Proceedings

     During the nine months ended September 30, 1994, the Partnership recorded a $0.9 million loss on a legal settlement involving a dispute with one of the Partnership's marine vessel charterers over the ability of the marine vessel to trade to Cuba on charterer's instructions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
(A) Sources
   The Partnership's primary source of liquidity is operating cash flow. Proceeds realized from the sale or disposal of equipment may be used for the repayment of outstanding debt or for distributions to Partners. The Partnership's sources of capital include proceeds from its public offering of limited partnership units, debt financing, and, during the just concluded reinvestment phase of the Partnership, excess net cash flow from operations remaining after a certain level of distributions had been made to the Limited Partners. At September 30, 1994, the Partnership had an outstanding note payable in the amount of $28.0 million, which matures in September of 1995. The Partnership intends and believes it will be able to refinance the debt prior to maturity.
(B) Asset Sales and Purchases
   Proceeds realized from the sale or disposal of equipment may be used for the repayment of outstanding debt, or for distributions to Partners. Lessees can either exercise fair market value purchase options provided for in certain leases, or pay stipulated loss values on equipment lost or disposed of during the time it is subject to certain lease agreements. During the nine months ended September 30, 1994, the Partnership purchased 40 refrigerated trailers for $0.9 million, and sold or disposed of two commercial aircraft, two barges, 309 marine containers, 55 railcars, and 31 trailers for $2.2 million.
   Pursuant to the terms of the Partnership's $28.0 million loan agreement, proceeds from equipment sales or payment of stipulated loss values must be deposited in a joint escrow account and used either to purchase additional equipment, until the just concluded reinvestment phase of the Partnership, or to reduce, on a pro-rata basis, the outstanding debt.
   The General Partner intends to sell equipment when it believes that the market prices for this equipment exceed inherent equipment values or expected benefits from continued ownership of that equipment. The General Partner's evaluation of such sales will require careful consideration of many factors, such as the cyclical nature of the equipment markets and the regulatory environment, which may be highly time specific in nature. In such a dynamic environment, it may be difficult to forecast the appropriate time to sell equipment. Similarly, disposal of equipment from the wear and tear and general risk of normal operations is unpredictable.
   The General Partner has not planned expenditures, nor is it aware of any contingencies, that would require capital resources other than those provided by operating cash flow.
(C) Depositary Unit Repurchase Plan
   The Partnership has engaged in a program to repurchase up to 250,000 Depositary Units. During the nine months ended September 30, 1994, the Partnership had repurchased 10,600 Depositary Units at a cost of $134,000, for a cumulative total of 135,703 Depositary Units repurchased at a cost of $2.0 million.
(D) Market Values
   At least annually, the General Partner prepares an evaluation of the net realizable value and fair market value of the Partnership's equipment portfolio, using, among other sources, independent third-party appraisals, values reported in trade publications, and comparative values from arms-length transactions for similar equipment. Concurrently, the General Partner evaluates whether the current fair market value of equipment represents the effects of current market conditions or permanent impairment of value (e.g., technological obsolescence, regulatory changes, etc.). Equipment whose carrying value is determined to be permanently impaired, without possibility of being leased at an acceptable rate, has its book value adjusted to the estimated net realizable value. During the second quarter of 1994, the Partnership reduced the carrying value of one commercial aircraft by $1.0 million to its estimated net realizable value of $0.3 million.

Comparison of the Partnership's Operating Results for the Three Months Ended September 30, 1994, and 1993
(A) Revenues
   Total revenues of $6.2 million for the quarter ended September 30, 1994 increased from $5.5 million for the same period in 1993.
(1) Lease revenues increased to $5.4 million for the quarter ended September 30, 1994, from $5.3 million for the same period in 1993. The following table lists lease revenues by equipment type:

                                                    For the three months ended
                                                             September 30,


                                                  1994                1993

Rail equipment                                   $      1,760   $      1,730
      Marine vessels                                    1,391          1,051
      Aircraft                                          1,026            948
      Trailers                                            353            810
      Marine containers                                   429            303
      Mobile offshore drilling unit                       415            487
                                                 $      5,374    $     5,329

The increase in 1994 revenues was primarily attributable to:
   (a) an increase of $0.3 million in marine vessel revenue was due to one of the Partnership's marine vessels transferring from bare-boat charter into a marine vessel pool which earns higher daily rates but also assumes all operational costs;
   (b) an increase of $0.1 million in marine container lease revenue resulting from higher utilization rates;
   (c) an increase of $0.1 million in aircraft lease revenue resulting from higher utilization rates;
   (d) a decrease of $0.5 million in trailer lease revenue due to lower utilization rates, and due to a correction of an error for over-accrued revenues in prior periods.
(2) Interest and other income of $0.2 million for the third quarter of 1994 increased $0.2 million from the same period in 1993 due to a $0.2 million settlement of a damage claim involving one of the Partnership's marine vessels in the third quarter of 1994.
(3) In the third quarter of 1994, the Partnership had a $0.6 million net gain from the disposition of equipment which resulted from the sale or disposal of two barges, two railcars, 298 marine containers, and 23 trailers which had an aggregate net book value of $0.2 million for proceeds of $0.8 million. In the third quarter of 1993, the Partnership had a $0.1 million net gain on the disposition of equipment which resulted from the sale or disposal of 97 marine containers and 37 trailers which had an aggregate net book value of $0.2 million for proceeds of $0.3 million.
(B) Expenses
   Total expenses of $6.6 million for the three months ended September 30, 1994 decreased from $6.8 million for the same period in 1993. The decrease in 1994 was primarily attributable to lower repairs and maintenance, depreciation and amortization, and loss on revaluation of equipment, partially offset by higher marine equipment operating expenses, management fees, loss on legal settlement, and interest expenses.
(1) Direct operating expenses (defined as repairs and maintenance, insurance expenses, and marine equipment operating expenses) were $1.7 million and $2.1 million in the third quarters of 1994 and 1993, respectively. The decrease resulted from:
   (a) a decrease of $0.5 million in repairs and maintenance expenses resulting from the sale of one marine vessel in 1993, and 55 railcars and two aircraft in 1994;
   (b) an increase of $0.2 million in marine equipment operating expenses due to one of the Partnership's marine vessels transferring from bare-boat charter, where the lessee is responsible for most operating expenses, into a marine vessel pool where the Partnership is responsible for all operating costs and is allocated, on a pro-rata basis, expenses of the pool.
(2) Indirect operating expenses (defined as depreciation and amortization expense, management fees, interest expense, and general and administrative expenses) were $3.9 million in the third quarters of both 1994 and 1993. The significant variations in indirect operating expenses were:
   (a) an increase of $0.2 million in management fees to affiliate resulting from decreased cash expenditures.
Management fees are calculated as the greater of 10% of the Partnership's operating cash flow, or 1/12 of 1/2% of the book value of the equipment in the Partnership's equipment portfolio, as defined in the Limited Partnership Agreement;
   (b) an increase in interest expense of $0.1 million due to an increase in the LIBOR rate of interest on the Partnership's debt;
   (c) a decrease in depreciation and amortization expense of $0.3 million from 1993 levels reflecting the Partnership's use of the double-declining depreciation method and the sale of certain assets during 1993 and 1994.
(3) In the third quarter of 1994, the Partnership had no loss on revaluation of equipment. In the third quarter of 1993, the Partnership recorded a loss on revaluation of equipment of $0.8 million resulting from the reduction in carrying value in the Partnership's 50% interest in one marine vessel to its estimated net realizable value.
(4) In the third quarter of 1994, the Partnership recorded a $0.9 million loss on a legal settlement involving a dispute with one of the Partnership's marine vessel charterers over the ability of the marine vessel to trade to Cuba on charterer's instructions.
(C) Net Loss
   As a result of the foregoing, the Partnership's net loss was $0.4 million in the third quarter of 1994, compared to net loss of $1.4 million in the third quarter of 1993. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors; therefore, the Partnership's performance in the third quarter 1994, is not necessarily indicative of future periods. In the third quarter 1994, the Partnership distributed $3.4 million to the Unitholders, or $.58 per Depositary Unit.

Comparison of the Partnership's Operating Results for the Nine Months Ended September 30, 1994, and 1993
(A) Revenues
   Total revenues of $17.6 million for the nine months ended September 30, 1994 declined from $18.8 million for the same period in 1993.
(1) Lease revenues declined to $16.9 million for the nine months ended September 30, 1994, from $18.0 million for the same period in 1993. The following table lists lease revenues earned by equipment type:

                                                  For the nine months ended
                                                         September 30,

                                                     1994           1993

      Rail equipment                             $      5,274   $      5,642
      Marine vessels                                    4,151          4,114
      Aircraft                                          3,124          3,107
      Trailers                                          1,578          1,783
      Marine containers                                 1,447          1,768
      Mobile offshore drilling units                    1,352          1,578
                                                 $     16,926    $    17,992


The decrease in 1994 revenues was primarily attributable to:
   (a) a decrease of $0.4 million in railcar lease revenue resulting from the sale of 224 railcars at the end of the first quarter of 1993, and 55 railcars throughout 1994;
   (b) a decrease of $0.3 million in marine container lease revenue resulting from marine container dispositions and lower utilization rates;
   (c) a decrease of $0.2 million in mobile offshore drilling unit lease revenue resulting from reduced lease rates on the Partnership's drilling unit;
   (d) a decrease of $0.2 million in trailer lease revenue resulting from a correction of an error for over-accrued revenues in prior periods.
(2) Interest and other income of $0.3 million for the nine months ended September 30, 1994 increased $0.2 million from the same period in 1993 due to a $0.2 million settlement of a damage claim involving one of the Partnership's marine vessels in 1994.
(3) In the first nine months of 1994, the Partnership had a $0.4 million net gain on the disposition of equipment which resulted from the sale or disposition of two commercial aircraft, two barges, 410 marine containers, 55 railcars, and 31 trailers which had an aggregate net book value of $1.8 million for proceeds of $2.2 million.
   In the first nine months of 1993, the Partnership had a $0.6 million net gain on the disposition of equipment which resulted from the sale or disposition of one marine vessel, 366 marine containers, 224 railcars, and 93 trailers with an aggregate net book value of $2.8 million for proceeds of $3.4 million.
(B) Expenses
   Total expenses of $17.0 million for the nine months ended September 30, 1994 decreased from $17.3 million for the same period in 1993. The decrease in 1994 was primarily attributable to lower depreciation and amortization, management fees, repairs and maintenance, and insurance expense, partially offset by higher marine equipment operating, interest, general and administrative expense, loss on legal settlement, and loss on revaluation of equipment.
(1) Direct operating expenses (defined as repairs and maintenance, insurance expenses, and marine equipment operating expenses) decreased to $3.9 million in the first nine months of 1994 from $4.2 million in the same period in 1993. The decrease resulted from:
   (a) a decrease of $0.6 million in repairs and maintenance expenses resulting primarily from a decrease in marine vessel repairs due to the sale of one marine vessel in the second quarter of 1993, and the sale of 55 railcars throughout 1994;
   (b) a decrease of $0.2 million in insurance expense resulting from the sale of one of the Partnership's marine vessels in the second quarter of 1993 and a refund of $0.1 million from an insurance pool which the Partnership's marine vessels participate in due to lower than estimated claims in the pool;
   (c) an increase of $0.5 million in marine equipment operating expenses due to one of the Partnership's marine vessels transferring from bare-boat charter, where the lessee is responsible for most operating costs, into a marine vessel pool where the Partnership is responsible for all operating costs and is allocated, on a pro-rata basis, expenses of the pool.
(2) Indirect operating expenses (defined as depreciation and amortization expense, management fees, interest expense, and general and administrative expenses ) were $11.2 million and $12.1 million in the nine months ended 1994 and 1993, respectively. The decrease resulted from:
   (a) a decrease in depreciation and amortization expense of $1.1 million from 1993 levels reflecting the Partnership's use of the double-declining depreciation method, and the sale of certain assets during 1993, and 1994;
   (b) a decrease of $0.2 million in management fees to affiliate resulting from reduced cash flow. Management fees are calculated as the greater of 10% of the Partnership's operating cash flow, or 1/12 of 1/2% of the book value of the equipment in the Partnership's equipment portfolio, as defined in the Limited Partnership Agreement;
   (c) an increase in general and administrative expense of $0.1 million due to increased bad debt expense and increased administrative costs at the rental yard facilities due to the increase in the number of trailers at these facilities;
   (d) an increase of $0.1 million in interest expense resulting from an increase in the LIBOR rate of interest on the Partnership's debt.
(3) During the nine months ended September 30, 1994, the Partnership recorded a $1.0 million loss on revaluation of equipment resulting from the reduction in carrying value of one commercial aircraft to its estimated net realizable value. For the nine months ended September 30, 1993, the Partnership recorded a $0.9 million loss on revaluation of equipment resulting from the $0.1 and $0.8 million reductions in carrying values of 50 pulpwood cars and the Partnership's 50% interest in one marine vessel, respectively, to their estimated net realizable values.
(4) During the nine months ended September 30, 1994, the Partnership recorded a $0.9 million loss on a legal settlement involving a dispute with one of the Partnership's marine vessel charterers over the ability of the marine vessel to trade to Cuba on charterer's instructions.
(C) Net Income
   As a result of the foregoing, the Partnership's net income was $0.6 million in the first nine months of 1994, compared to $1.5 million during the same period in 1993. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors and the Partnership's performance in the first nine months of 1994, is not necessarily indicative of future periods. In the first nine months of 1994, the Partnership distributed $10.1 million to the unitholders, or $1.73 per Depositary Unit.

Trends
   Due in part to extended worldwide recessionary conditions experienced over the past several quarters, the markets for certain types of transportation equipment, primarily aircraft and marine vessels, are currently depressed and performing below historical norms. This market condition of generally weak demand and excess supply has resulted in lower lease rates and reduced asset values.
   The return of lease rates on certain types of equipment to their historical levels may be dependent on a number of factors including improved international economic conditions, the absence of technological obsolescence, new government regulations, increased-industry specific demand, and the increased availability of financing.
   The Partnership intends to use excess cash flow, if any, for payment of loan principal, operating reserves, and distributions to investors.

                    PART II - OTHER INFORMATION
Item 1.      LEGAL PROCEEDINGS

      See Note 5 of Notes to Financial Statements.

Item 6.      EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits
            None.

        (b) Reports on Form 8-K
              None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          PLM EQUIPMENT GROWTH
FUND

By:                                       PLM Financial Services,
Inc.
                                          General Partner




Date:  November 11, 1994                  By: /s/ David J. Davis
                                              David J. Davis
                                              Vice President and
                                              Corporate Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



PLM EQUIPMENT GROWTH FUND
By:PLM Financial Services, Inc.
   General Partner




Date:  November 11, 1994                  By:
                                              David J. Davis
                                              Vice President and
                                              Corporate Controller