Form 10-K
PLM EQUIPMENT GROWTH FUND
filed 1995-03-29
CIK 788813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              -------------------
                                   FORM 10-K


         [x]      Annual  Report   Pursuant  to  Section  13  or  15(d)  of  the
                  Securities Exchange Act of 1934 For the fiscal year ended December 31, 1994.

         [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the transition period from              to

                         Commission file number 0-15436
                            -----------------------

                           PLM EQUIPMENT GROWTH FUND
             (Exact name of registrant as specified in its charter)

     California                                                 94-2998816
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

One Market, Steuart Street Tower
Suite 900, San Francisco, CA                                    94105-1301
        (Address of principal                                   (Zip code)
         executive offices)

       Registrant's telephone number, including area code (415) 974-1399
                            -----------------------
         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

         Indicate the number of units outstanding of each of the issuer's classes of partnership units, as of the latest practicable date:

            Class                           Outstanding at March 28, 1995

Limited Partnership Depositary Units        5,838,597

General Partnership Units:                  1

An index of exhibits filed with this form 10-K is located at page 50. Total number of pages: 53

                                     PART I

ITEM 1.  BUSINESS

(A)   Background

On January 28, 1986, PLM Financial Services, Inc. ("FSI" or the "General Partner"), a wholly-owned subsidiary of PLM International, Inc. ("PLM International"), filed a Registration Statement on Form S-1 with the Securities and Exchange Commission with respect to a proposed offering of 6,000,000 limited partnership units (the "Units") in PLM Equipment Growth Fund, a California limited partnership (the "Partnership", the "Registrant" or "EGF"). The Partnership's offering became effective on May 20, 1986. FSI, as general partner, owns a 1% interest in the Partnership. The Partnership engages in the business of owning and leasing transportation equipment to various commodity shippers and transportation companies.

      The Partnership was formed to engage in the business of owning and managing a diversified pool of used and new transportation-related equipment and certain other items of equipment. The Partnership's primary objectives are:

      (i) to acquire, until the conclusion of the reinvestment phase which ended during the third quarter of 1994, a diversified portfolio of long lived, low obsolescence, high residual value equipment with the net proceeds of the initial partnership offering, supplemented by debt financing if deemed appropriate by the General Partner. The General Partner places the equipment on lease or under other contractual agreements with credit worthy lessees and operators of equipment;

      (ii) to generate sufficient net operating cash flow from lease operations to meet liquidity requirements and to generate cash distributions to the Limited Partners until such time as the General Partner commences the orderly liquidation of the Partnership assets or unless the Partnership is terminated earlier upon sale of all Partnership property or by certain other events;

      (iii) to selectively sell and purchase other equipment to add to the Partnership's initial equipment portfolio. The General Partner intends to sell equipment when it believes that, due to market conditions, market prices for equipment exceed inherent equipment values or expected future benefits from continual ownership of a particular asset will not equal or exceed other equipment investment opportunities. Proceeds from these sales, together with excess net operating cash flow from operations that remains after cash distributions have been made to the Limited Partners, were used to acquire additional equipment throughout the seven year reinvestment phase;

      (iv) to preserve and protect the value of the portfolio through quality management, maintaining diversity, and constantly monitoring equipment markets. The offering of the Units of the Partnership closed on May 19, 1987. On June 1, 1989, the Units of the Partnership began trading on the American Stock Exchange. Thereupon, each Unitholder received a depositary receipt representing ownership of the number of Units owned by such Unitholder. As of December 31, 1994, there were 5,848,197 depositary units ("Depositary Units") outstanding. The General Partner contributed $100 for its 1% general partner interest in the Partnership.

      It is anticipated that in the eleventh year of operations of the Partnership, the General Partner will begin to liquidate the assets of the Partnership in an orderly fashion, unless the Partnership is terminated earlier upon sale of all of the Partnership's equipment or by certain other events. During the third quarter of 1994, the reinvestment phase concluded; therefore, cash flow and surplus funds, if any, may not be reinvested but are to be used for the repayment of outstanding debt, or for distributions to Partners, except to the extent used to maintain reasonable reserves.














                                      (This space intentionally left blank.)

      Table 1, below, lists the equipment and the cost of the equipment in the Partnership portfolio at December 31, 1994 (in thousands of dollars):

                                                      TABLE 1

Units            Type                                               Manufacturer                       Cost
-----            ----                                               ------------                       ----

    0.50    Bulk carrier                                   Kochi Jyuko                             $  4,725  1
    0.50    Product tanker                                 Kaldnes M/V                                8,277  1
       7    Off-shore supply vessels                       Various                                    9,262
    0.50    DC-9 commercial aircraft                       McDonnell Douglas                          4,699  1
       1    727 commercial aircraft                        Boeing                                     6,221
    0.50    Commuter aircraft                              Saab                                       2,400  1
    0.70    Metro III commuter aircraft                    Fairchild                                  2,131  2
    0.50    Metro III commuter aircraft                    Fairchild                                  1,492  1
    0.50    Aircraft engine CFM 56                         General Electric                           1,639  1
    0.50    737 commercial aircraft                        Boeing                                     8,084  1
     .12    767 commercial aircraft                        Boeing                                     4,905  3
     1.0    Aircraft engine                                General Electric                           2,750
     903    Tank railcars                                  Various                                   22,449
      10    Twin stack railcars                            Gunderson, Inc.                            1,426
      22    Locomotives                                    Gen. Elec. Motor Corp.                     2,166
   2,055    Various marine containers                      Various                                    3,754
     456    Refrigerated marine containers                 Various                                    6,065
      69    Dry storage trailers                           Various                                      413
     225    Dry trailers                                   Various                                    2,007
     160    Dry piggyback trailers                         Various                                    2,240
     177    Refrigerated trailers                          Various                                    5,262
    0.55    Mobile offshore drilling unit                  Ingalls Ship Building                     15,544  4
       4    Cartage trailers                               Various                                       24
      71    Piggyback refrigerated trailers                Various                                    1,188
                                                                                                   --------

            Total equipment                                                                        $119,123  5
                                                                                                   ========
--------
1          Jointly owned:  EGF (50%) and an affiliated partnership.
2       Jointly owned:  EGF (70%) and an affiliated partnership.
3       Jointly owned:  EGF (12%) and two affiliated partnerships.
4       Jointly owned:  EGF (55%) and an affiliated partnership.
5       Includes proceeds from capital contributions, operations and Partnership borrowings invested in equipment. Includes costs capitalized, subsequent to the date of acquisitions,  and equipment acquisition fees paid to PLM
        Transportation Equipment Corporation,  a wholly-owned subsidiary of FSI.
        All Equipment was used equipment at the time of purchase, except for one
        Fairchild Metro III aircraft.

      The equipment is generally leased under operating leases with terms of one to six years. Some of the Partnership's marine vessels and marine containers are leased to operators of utilization-type pools with equipment owned by unaffiliated parties. In such instances, revenues received by the Partnership consist of a specified percentage of revenues generated by leasing the pooled equipment to sublessees, after deducting certain direct operating expenses of the pooled equipment.

      At December 31, 1994, approximately 99% of the Partnership's trailer equipment operated in rental yards owned and maintained by PLM Rental, Inc., the short-term trailer rental subsidiary of PLM International. Revenues collected under short-term rental agreements with the rental yards' customers are distributed monthly to the owners of the related equipment. Direct expenses associated with the equipment and an allocation of other direct expenses of the rental yard operations are billed to the Partnership.

      The lessees of the equipment include, but are not limited to: Trans Ocean Ltd., Petro Canada, Skywest Aviation Inc., and British Midlands Airways. As of December 31, 1994, all of the equipment was either operating in short-term rental facilities, on lease, or under other contractual agreements, except 96 marine containers.

(B)   Management of Partnership Equipment

The Partnership has entered into an equipment management agreement with PLM Investment Management, Inc. ("IMI"), a wholly-owned subsidiary of FSI, for the management of the equipment. IMI has agreed to perform all services necessary to manage the transportation equipment on behalf of the Partnership and to perform or contract for the performance of all obligations of the lessor under the Partnership's leases. In consideration for its services and pursuant to the Partnership Agreement, IMI is entitled to a monthly management fee (refer to Notes 1 and 2 to the Financial Statements).

(C)   Competition

(1)   Operating Leases vs. Full Payout Leases

Generally, the equipment owned by the Partnership is primarily leased out on an operating lease basis wherein the rents owed during the initial noncancelable term of the lease are insufficient to recover the Partnership's purchase price of the equipment. The short-to mid-term nature of operating leases generally commands a higher rental rate than the longer term, full payout leases and offers lessees relative flexibility in their equipment commitment. In addition, the rental obligation under an operating lease need not be capitalized on the lessee's balance sheet.

      The Partnership encounters considerable competition from lessors utilizing full payout leases on new equipment, i.e., leases which have terms equal to the expected economic life of the equipment. Full payout leases are written for longer terms and for lower monthly rates than the Partnership offers. While some lessees prefer the flexibility offered by a shorter term operating lease, other lessees prefer the rate advantages possible with a full payout lease.

Competitors of the Partnership may write full payout leases at considerably lower rates, or larger competitors with a lower cost of capital may offer operating leases at lower rates, and as a result, the Partnership may be at a competitive disadvantage.

(2)   Manufacturers and Equipment Lessors

The Partnership also competes with equipment manufacturers who offer operating leases and full payout leases. Manufacturers may provide ancillary services which the Partnership cannot offer, such as specialized maintenance service (including possible substitution of equipment), training, warranty services, and trade-in privileges.

      The Partnership competes with many equipment lessors, including ACF Industries, Inc. (Shippers Car Line Division), American Finance Group, General Electric Railcar Services Corporation, Greenbrier Leasing Company, Polaris Aircraft Leasing Corp., GPA Group Plc., and other limited partnerships which lease the same types of equipment.

(D)   Demand

The Partnership invests in transportation-related capital equipment and in "relocatable environments," examples of which include mobile offshore drilling units, storage units, and relocatable buildings. A general distinction can be drawn between equipment used for the transport of either materials and commodities or people. With the exception of aircraft leased to passenger air carriers, the Partnership's equipment is used primarily for the transport of materials. "Relocatable environments" refer to capital equipment constructed to be self-contained in function but transportable.

The following describes the markets for the Partnership's equipment:

(1)   Aircraft

The world air transport industry is poised for recovery from losses experienced during the first few years of the 1990s. The losses incurred by air carriers during the early 1990s were primarily attributable to the general worldwide recession. Over the last two years, the U.S. domestic economy has emerged from recession and is expected to continue to grow during 1995, although at a more moderate pace than the previous year. Analysts expect the economies of other regions of the world to follow the U.S. economic lead and stabilize or show gradual growth in 1995.

      Many air industry observers anticipate, however, that any recovery in the air transport industry will lag the current general economic rebound. The effects of fundamental restructuring by air carriers in recent years are just beginning to be manifested as improved performance. Substantial deliveries of new aircraft in the U.S. market are not expected before 1996 to 1997, when current orders for new aircraft mature and are subsequently filled. Demand for aircraft in Europe, Asia, and the Middle East, with the exception of the Indian Subcontinent, is expected to remain weak. Carriers in these markets are still focusing on cost cutting and restructuring, and continue to experience a general decline in profitability.

      Latin American, Eastern European, and African markets are not expected to grow substantially due to political and economic instability in these regions. Most notably, the ongoing turmoil and uncertainty in the Mexican economy, the dominant participant in the Latin American market, will impede growth in demand for air transport capacity in this region.

      The Partnership owns predominantly aircraft that are affected by FAA regulatory requirements. However, the bulk of this equipment is on long-term leases in foreign markets and has been commanding lease rates higher than those available in the U.S. Those aircraft operating in the U.S. that are affected by the FAA regulatory requirements will either be moved into foreign markets, as applicable, or remain on lease in the U.S. maximizing what economic value is attainable until they must be retired from service.

(2)   Aircraft Engines

Airlines generally maintain an inventory of spare engines. This allows airlines to remove engines from aircraft for maintenance service and overhaul, and replace the engine undergoing repair with a spare engine from inventory. The aircraft then returns to service with minimal downtime.

      The Partnerships own Stage III engines. Stage III engines meet the most stringent regulatory operating requirements and thus are not subject to current regulatory obsolescence. The Partnership's engines can be placed on Airbus 300's and Boeing 737's (manufacturers engine designation CFM 56-3 B series and C series) and the McDonnell Douglas DC-10-30 (manufacturers engine designation CF6- 50C2).

      Demand for engines that can be placed in service on the A300 and Boeing 737 should remain relatively strong as these airplanes represent the most widespread type of aircraft in the world's air fleet. In contrast, the supply of spare DC- 10-30 engines is greater than the current demand. This is the result of the diminishing demand for and retirement of DC-10-30 aircraft. This diminishing demand is expected to persist into the near future.

(3)   Marine Containers

In the second-half of 1994, marine cargo container utilization rates firmed for the first time in a year and a half. This stabilization resulted from a further consolidation within the container leasing industry, pick-up in world-wide demand, and more moderate new equipment orders by the leasing and shipping communities.

      The major event of the year was the consolidation of the second and third largest container lessors. This combination effectively created a counter-weight to the largest lessor's dominating position in the market with number one and number two now controlling 32% and 22% market shares, respectively. The leasing community generally considered this combination good for the industry as the high costs per TEU paid in this combination was expected to lead to rate stability and restrained purchase programs.

      Simultaneously, as the world's major economies rebounded from 1993 doldrums, increased demand in 1994 for containers reduced the 1993 year-end over-supply. Utilization rates improved in the second half of the year for both dry and refrigerated containers, although the positive effects have not yet materially affected per-diem rates. Industry forecasts are for a continued strengthening of the container markets in 1995, with per-diem rates rising somewhat after falling 8% - 12% over the last 24 months. The major on going effect of the 1993 and early 1994 container leasing market recession has been the greater attention placed on selling of older equipment into secondary markets. The Partnership owns predominately older containers, and will continue to be impacted by this industry trend of selling older equipment.

      The manufacturing industry continues to migrate to lower cost and export-oriented areas. As happened with Japan in the mid-1980's, the strong currency and appreciating local wages decreased the formerly dominant Korean manufacturer's price competitiveness. As a result, Chinese production surged making China the dominant dry container export country in the world. Nevertheless, lessors and shipping lines reduced their overall production orders somewhat from 1993 levels as their focus became better utilization of existing fleet resources.

(4)   Railcars

The railroad industry produced strong financial results in 1994, following a similar year in 1993. The continuing strong results produced by the industry are attributable to the ongoing growth of the U.S. domestic economy, improved operational efficiency, and a stable rail fleet size.

      Railroad performance generally parallels that of the U.S. economy, which grew at an approximate 3.5% to 4% rate in 1994. Rail transport is the primary overland mover of bulk materials, and thus reflects the demand for goods and raw materials in the economy as a whole. Overall, 1994 car loadings increased by approximately 5% over 1993 levels, with particularly significant increases in the movement of chemicals, coal, lumber, and machinery.

      The rail industry is also transforming itself to improve operational efficiency. This has been manifested in reduced turn-around times between loads and a reduction in unloaded miles traveled, both of which are necessary to maximize available rail capacity.

      Finally, the domestic supply of railcars available for service during the year has remained relatively stable. The excess of new railcar deliveries over older railcar retirements is expected to increase the entire fleet by less than 1%. To produce the total new car additions of approximately 51,000 per year, manufacturers are already operating at capacity. With no additional manufacturing capacity to radically increase the size of the fleet, and with continuing growth of the domestic economy leading to sustained demand for rail transport, 1995 railroad performance should continue to be strong.

(5)   Marine Vessels

PLM International sponsored partnerships own primarily small to medium-sized dry bulk vessels. Market conditions for these vessels in 1994 remained relatively unchanged from 1993. Vessel supply and demand conditions remained in relative equilibrium, as underlying demand for transport of dry bulk materials remained substantially unchanged, and day rates remained relatively static.

      The implementation and enforcement of COFR (Certificate of Financial Responsibility) provisions by the U.S. Coast Guard in 1995 appeared to contribute to the upturn in day and spot rates experienced by tanker vessels during the latter part of 1994. COFR requires petroleum product carrying ship owners and operators to provide evidence of sufficient financial resources to pay for any damages in the event of an oil spill or vessel accident while trading in U.S. waters. Generally, tanker vessel operators, anticipating the effects of COFR in 1995, accelerated delivery of petroleum products during the latter part of 1994, resulting in the increased demand and subsequent increases in day rates experienced in this market.

      The General Partner operates many of the Partnerships' vessels in spot charters and pooled vessel operations. In contrast to longer term fixed-rate time and bareboat charters, spot charters and pooled operations provide the greatest flexibility to meet fluctuating demand conditions and achieve the highest average return for vessels subject to these types of operations during this time period. Despite the day rate upturn experienced in the tanker market during the latter part of 1994, supply and demand conditions for the majority of the Partnerships' vessels are expected to remain relatively stable. While a significant portion of the world's bulk and tanker fleets are nearing retirement age, new building in 1995 is expected to mitigate any fundamental change in the supply and demand equilibrium in the vessel markets.

(6)   Mobile Offshore Drilling Units

Worldwide demand for offshore drilling services in 1994 was essentially equal to 1993; however, the geographic requirement for such services changed significantly from previous years. International demand for mobile offshore drilling units ("rigs") declined to a five-year low, while that for the U.S. Gulf of Mexico reached a four-year high. Strong natural gas demand in the United States and weak oil prices in late 1993 and early 1994 are the recognized causes of these market shifts. Composite worldwide rig utilization was approximately 79%, 3% lower than 1993.

      The worldwide fleet shrank in 1994 as three rigs were retired while no rigs were added or ordered to be built. The most important trend in the market was the continued consolidation of the ranks of drilling contractors as two major mergers occurred in 1994. The mergers were of sufficient size to have the discernible effect of stabilizing prices for offshore drilling services in a year of low utilization.

      Increasing oil prices seen in the latter half of 1994, and the need to replenish natural gas reserves in the Gulf of Mexico, are expected to strengthen the offshore drilling market in 1995. Additionally, industry projections show strong increases in the drilling requirements throughout the Middle East and Southeast Asia. Improvements in these markets, coupled with the stable demand in the Gulf of Mexico, should lead to higher rates for drilling services in the near future and, ultimately, higher residual values for rigs.

(7)   Trailers

Both the over-the-road and intermodal trucking industries produced strong financial results in 1994, continuing a series of improving financial results which began in 1991-1992. These results are attributable to the ongoing growth of the U.S. domestic economy, a focus in the trailer industry on cost efficiencies, and rate stability due to a shortage of trailers.

      Over-the-road and intermodal trailer performance generally parallels that of the U.S. domestic economy. Similar to railroads, trailer transport is a primary overland mover of bulk materials and finished goods and thus reflects demand for these products in current economic conditions. Overall increases in trailer results reflect the approximate 3.5% to 4% growth of the U.S. economy in 1994.

      While 1994 was a record year for new trailer production, the backlog of orders requires a delivery time of approximately nine (9) months for new units. To meet their immediate demand for transport resulting from shortages of new units, many trucking companies have turned to the short-term leasing market to add additional capacity. For short-term lessors, this has meant high levels of utilization and rate stability.

      The General Partner continues to transfer trailers with expiring lease terms to the short-term trailer rental facilities operated by PLM Rental, Inc. The General Partner believes the strong performance of units in these rental facilities reflects the demand for short-term leases mentioned above and expects this trend to continue as long as the current shortage of trailers exists.

(E)   Government Regulations

The use, maintenance, and ownership of equipment is regulated by federal, state, local, and/or foreign governmental authorities. Such regulations may impose restrictions and financial burdens on the Partnership's ownership and operation of equipment. Changes in government regulations, industry standards, or deregulation may also affect the ownership, operation, and resale of the equipment. Substantial portions of the Partnership's equipment portfolio are either registered or operated internationally. Such equipment may be subject to adverse political, government, or legal actions, including the risk of expropriation or loss arising from hostilities. Certain of the Partnership's equipment is subject to extensive safety and operating regulations which may require the removal from service or extensive modification of such equipment to meet these regulations at considerable cost to the Partnership. Such regulations include (but are not limited to):

      (1) the U.S. Oil Pollution Act of 1990 (which established liability for operators and owners of vessels, mobile offshore drilling units, etc. that create environmental pollution);

              (2) the U.S. Department of Transportation's Aircraft Capacity Act of 1990 (which limits or eliminates the operation of commercial aircraft in the U.S. that do not meet certain noise, aging, and corrosion criteria);

      (3) the Montreal Protocol on Substances That Deplete the Ozone Layer and the U.S. Clean Air Act Amendments of 1990 (which call for the control of and eventual replacement of substances that have been found to cause or contribute significantly to harmful effects on the stratospheric ozone layer and which are used extensively as refrigerants in refrigerated marine cargo containers, over-the-road trailers, etc.);

              (4) the U.S. Department of Transportation's Hazardous Materials Regulations (which regulate the classification of and packaging requirements for hazardous materials and which apply particularly to the Partnership's tank cars);

ITEM 2.       PROPERTIES

The Partnership neither owns nor leases any properties other than the equipment it has purchased for leasing purposes. At December 31, 1994, the Partnership owned a portfolio of transportation equipment as described in Part I, Table 1.

      The Partnership maintains its principal office at One Market, Steuart Street Tower, Suite 900, San Francisco, California 94105-1301. All office facilities are provided by FSI without reimbursement by the Partnership.

ITEM 3.       LEGAL PROCEEDINGS

              None


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Partnership's limited partners during the fourth quarter of its fiscal year ended December 31, 1994.

                                                      Part II

ITEM 5.  MARKET FOR THE PARTNERSHIP'S EQUITY AND RELATED DEPOSITARY UNIT MATTERS

The Partnership's Depositary Units began trading (under the ticker symbol "GFX") on June 1, 1989, on the American Stock Exchange ("AMEX"). As of March 28, 1995, there were 5,838,597 Depositary Units outstanding. There are approximately 8,806 Depositary Unitholders of record as of the date of this report.

      Pursuant to the terms of the Partnership Agreement, the General Partner is generally entitled to a 1% interest in the profits and losses and distributions of the Partnership. The General Partner also is entitled to a special allocation of any gains from sale of the Partnership's assets during the liquidation phase in an amount sufficient to eliminate any negative balance in the General Partner's capital account. The Partnership has engaged in a plan to repurchase up to 250,000 Depositary Units. In the twelve months ended December 31, 1994, the Partnership purchased and cancelled 11,700 Depositary Units at a cost of $168,000. As of December 31, 1994, the Partnership had purchased a cumulative total of 136,803 Depositary Units at a cost of $2.1 million.

      Table 2, below, sets forth the high and low reported prices of the Partnership's Depositary Units for 1994 and 1993 as reported by the AMEX as well as cash distributions paid per Depositary Unit.

                                                      TABLE 2

                                            Reported Trade         Cash
                                                 Prices         Distributions
                                                                   Paid Per
      Calendar Period                      High          Low     Depositary Unit

   1994

1st Quarter                              $ 16.38         $ 14.13       $  0.575
2nd Quarter                              $ 16.38         $ 14.00       $  0.575
3rd Quarter                              $ 15.25         $ 14.00       $  0.575
4th Quarter                              $ 15.38         $ 12.25       $  0.575

   1993

1st Quarter                              $ 18.00         $ 14.50       $  0.575
2nd Quarter                              $ 16.25         $ 12.50       $  0.575
3rd Quarter                              $ 16.00         $ 14.38       $  0.575
4th Quarter                              $ 15.50         $ 13.50       $  0.575


      The Partnership has engaged in a plan to repurchase a limited number of Depositary Units. During the first, second, third, and fourth quarters of 1993, the Partnership repurchased 7,500, 30,500, 29,000, and 16,503 Depositary Units at a total cost of $109,000, $444,000, $423,000, and $249,000, respectively.
During the first, second, third, and fourth quarters of 1994, the Partnership repurchased 3,600, 3,000, 2,500 and 2,600 Depositary Units at a total cost of $53,000, $44,000, $37,000, and $34,000, respectively. During the period from January 1, 1995 to March 24, 1995, the Partnership repurchased 9,600 Depositary Units at a total cost of $113,000.

ITEM 6.   SELECTED FINANCIAL DATA

Table 3, below, lists selected financial data for the Partnership:

                                                      TABLE 3

                                         For the years ended December 31,
                                  (thousands of dollars, except per unit amounts)
                                           1994                  1993                 1992               1991               1990
                                           ----                  ----                 ----               ----               ----

Operating results:
Total revenues                              $25,659            $24,278             $27,470           $ 44,596           $ 36,215
  Net gain (loss) on
    disposition of
    equipment                                 1,585                838                (194)             8,956                870
  Loss on revaluation
    of equipment                             (1,989)            (1,380)             (7,934)              (167)                --
  Net income (loss)                              75              1,725              (7,492)             9,204              3,398

At year-end:
  Total assets                              $56,669            $70,482             $82,196           $109,690           $111,897
  Total liabilities                          32,606             32,746              31,201             36,897             34,224
  Notes payable                              28,000             28,000              28,000             28,000             28,000

Cash distributions                          $13,580            $13,759             $13,830           $ 13,885           $ 13,619

Per Depositary Unit:
  Net income (loss)                         $(0.01)1           $ 0.271             $(1.27)1          $  1.521           $   0.56

  Cash distributions                        $  2.30            $  2.30              $ 2.30           $   2.30           $   2.25


--------
1       After  reduction of income of $117 ($0.02 per Depositary  Unit) in 1994,
        $128 ($0.02 per  Depositary  Unit) in 1993,  $158 ($0.03 per  Depositary
        Unit) in 1992, and $60 ($0.01 per Depositary Unit) in 1991  representing special  allocations to the General Partner  resulting from an amendment to the Partnership Agreement.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Management's Discussion and Analysis of Financial Condition and Results of Operations relates to the Financial Statements of PLM Equipment Growth Fund (the "Partnership"). The following discussion and analysis of operations focuses on the performance of the Partnership's equipment in various sectors of the transportation industry and its effect on the Partnership's overall financial condition.

The analysis is organized in the following manner:

-     Results of Operations - Year Over Year Summary and Factors Affecting
      Performance
-     Financial Condition - Capital Resources, Liquidity, and Distributions
-     Outlook for the Future
-     Results of Operations - Year to Year Detail Comparison

(A)  Results of Operations

(1) Year over Year Summary

The Partnership's net operating income before depreciation, amortization, gain/loss on sales, and loss on revaluation declined by approximately 9% in 1994 from 1993. Reductions in operating income generated by the Partnership's rig and container portfolios and increased overhead expenses were partially offset by additional investment in trailer equipment and the increased revenue generated by these additions along with increased year over year performance by the existing trailer fleet. An investment in a 12% interest in a commercial stage III aircraft in late 1993 contributed to operating income generated by the Partnership's aircraft portfolio. However, this contribution was offset by reductions in income resulting from aircraft sales. While lease turnover occurred in the Partnership's marine vessel portfolio, and, to a lesser degree, rail portfolios, the net effect of such re-leases on fund net income was relatively small. Interest expense increased as the base rate of interest on the Partnership's floating rate debt rose.

(2)  Factors Affecting Performance

    (a)  Re-leasing Activity and Repricing Exposure to Current Economic
Conditions

The exposure of the Partnership's equipment portfolio to repricing risk occurs whenever the leases for the equipment expire or are otherwise terminated and the equipment must be remarketed. Major factors influencing the current market rate for transportation equipment include supply and demand for similar or comparable types or kinds of transport capacity, desirability of the equipment in the lease market, market conditions for the particular industry segment in which the equipment is to be leased, various regulations concerning the use of the equipment, and others. The Partnership experienced repricing exposure in 1994 primarily in its aircraft, marine vessel, marine container, and rig portfolios.

      (i) Aircraft: Aircraft contribution was relatively unchanged from 1993 to 1994. Sales of two of the Partnership's aircraft and the resulting decrease in the year over year net contribution was offset by the net contribution generated by the purchase of a 12% interest in a commercial Stage III aircraft. For a more thorough discussion of market conditions and those factors impacting lease rates for aircraft, see the section in "Demand" on aircraft.

      (ii) Marine  Vessels:  In 1994,  one of the  Partnership's  marine vessels
(owned 50% by the Partnership) transitioned from time charter operations to "spot" or "voyage" charter markets, while the Partnership's remaining marine vessel (owned 50% by the Partnership) transitioned from a "bareboat" charter to "pooled" vessel operations. Spot, voyage, and pooled charters are usually of short duration, and reflect the short-term demand and pricing trends in the vessel market, while bareboat charters are essentially fixed-rate net leases. While for periods of time in 1994, spot, voyage, or pool rates exceeded those in 1993, such net rates were higher on average in 1993.

      Despite the higher average rates of 1993, the net contribution, generated by the marine vessel portfolio, excluding the effects of insurance settlements for vessel claims, declined in 1994 over the prior year mainly due to increases in operating expenses as one of the Partnership's marine vessels transitioned from a "bareboat" charter, where the lessee pays for all operating costs, into a pool where most costs are absorbed by the lessor. For a more thorough discussion of market conditions and those factors impacting rates for marine vessels, see the section in "Demand" on marine vessels.

      (iii) Marine Containers: The majority of the Partnership's marine container portfolio is operated on utilization-based leasing pools, and as such was highly exposed to repricing activity. Overall, marine container net contribution in 1994 declined 27% from 1993 levels, of which approximately 15% was due to changes in market rates. The remaining change is due mainly to the reduction in marine containers in service as approximately 19% of the Partnership's marine container fleet was disposed of during the year. For a more thorough discussion of market conditions and those factors impacting rates for marine containers, see the section in "Demand" on marine containers.

      (iv) Rig: In the beginning of 1994, the Partnership's General Partner reevaluated geographic dynamics of future worldwide oil production. The General Partner concluded that there would be a greater long-term opportunity in the Gulf of Mexico than in the Indian Subcontinent. With the intent of capturing this opportunity, the Partnership negotiated an extension of the existing lease on its rig with the provision that the rig move to the Gulf of Mexico. This decision mitigated the potential repricing risk and off-lease time at the end of the original lease, which was scheduled to expire in February of 1995. However, in the short term, the lease reflects the market lease rate in the Gulf of Mexico, which is 75% of the previous rate. For a more thorough discussion of market conditions and those factors impacting rates for rigs, see the section in "Demand" on rigs.

      (v) Other Equipment: While market conditions and other factors may have had some impact on lease rates in markets in which the Partnership owns the remainder of its equipment portfolio, the majority of this equipment was unaffected. See "Demand" for a discussion of conditions in these equipment areas.

   (b)  Reinvestment Risk

      (i) Reinvestment of Cash Flow and Surplus Funds: During the first seven years of operations, the Partnership invested surplus cash in additional equipment after fulfilling operating requirements and paying distributions to the partners. Subsequent to the end of the reinvestment period which ended during the third quarter of 1994, the Partnership will continue to operate for an additional three years, then begin an orderly liquidation over an anticipated two year period.

      Nonoperating funds are generated from the sale of equipment prior to the Partnership's planned liquidation phase, the receipt of funds realized from the payment of stipulated loss values on equipment lost or disposed during the time it is subject to lease agreements, or the exercise of purchase options written into certain lease agreements. Equipment sales generally result from evaluations by the General Partner that continued ownership of certain equipment is either inadequate to meet Partnership performance goals, or that market conditions, market values, and other considerations indicate it is the appropriate time to sell certain equipment.

      (ii) Reinvestment Risk: Reinvestment risk occurs when 1) the Partnership cannot generate sufficient surplus cash after fulfillment of operating obligations and distributions to reinvest in additional equipment during the reinvestment phase of Partnership operations; 2) equipment is sold or liquidated for less than threshold amounts; 3) proceeds from sales, losses, or surplus cash available for reinvestment cannot be reinvested at threshold lease rates, or 4) proceeds from sales, losses, or surplus cash available for reinvestment cannot be deployed in a timely manner.

      For the year ended December 31, 1994, the Partnership generated sufficient operating revenues to meet its operating obligations including interest expense. Cash distributions of $13.6 million included both funds generated from current period operations and cash available, but not distributed in prior periods.

      During the year, the Partnership received proceeds of approximately $3.1 million from the liquidation or sale of 566 marine containers, 57 railcars, 48 trailers, two commercial aircraft, and five barges. The Partnership reinvested approximately $1.0 million in a capital improvement for the rig and approximately $0.9 million in the purchase of trailers. The General Partner will use approximately $1.2 million in remaining sales and disposal proceeds to prepay scheduled principal payments on the Partnership's outstanding permanent debt during 1995.

      The Partnership entered the eighth full year of operations during the third quarter of 1994. Pursuant to section 2.02 (p) of the Limited Partnership Agreement, surplus funds (as defined in the above mentioned Agreement) are no longer being reinvested.

   (c)  Equipment Valuation

The General Partner prepares an evaluation of the carrying value of the Partnership's equipment portfolio at least annually, using, among other sources, independent third-party appraisals, values reported in trade publications, and comparative values from arms-length transactions for similar equipment. Concurrently, the General Partner evaluates whether the current fair market value of equipment represents the effect of current market conditions or permanent impairment of value (e.g., technological obsolescence, etc.). Equipment whose carrying value is determined to be permanently impaired, without possibility of being leased at an acceptable rate, has its carrying value adjusted to its estimated net realizable value. The carrying value of two commercial aircraft and one aircraft engine were reduced by approximately $1.7 million and $0.3 million, respectively, in 1994. The implicit impact of such reductions is anticipated future lower sales proceeds.

      As of December 31, 1994, the General Partner estimated the current fair market value of the Partnership's equipment portfolio to be approximately $81.0 million.

(B)  Financial Condition - Capital Resources, Liquidity and Distributions

The General Partner purchased the Partnership's initial equipment portfolio with capital raised from its initial equity offering and permanent debt financing. No further capital contributions from original partners are permitted under the terms of the Partnership's Limited Partnership Agreement, while the Partnership's total outstanding indebtedness, currently $28.0 million, cannot be increased. The Partnership relies on operating cash flow to meet its operating obligations and to make cash distributions to the Limited Partners.

      For the year ended December 31, 1994, the General Partner generated sufficient operating revenues to meet its operating obligations, but used undistributed available cash from prior periods of approximately $2.0 million to maintain the current level of distributions (total 1994 of $13.6 million) to the partners. During the year, the General Partner sold equipment for approximately $3.1 million while reinvesting approximately $1.9 million (including capital improvements).

(C)  Outlook for the Future

Several factors may affect the Partnership's operating performance in 1995 and beyond, including changes in the markets for the Partnership's equipment and changes in the regulatory environment in which that equipment operates.

(1)  Repricing and Reinvestment Risk

Certain of the Partnership's aircraft, marine vessels, railcars, and trailers will be remarketed in 1995 as existing leases expire, exposing the Partnership to considerable repricing risk/opportunity. Additionally, the General Partner has selected certain underperforming equipment, or equipment whose continued operation may become prohibitively expensive, for sale. In either case, the General Partner intends to re-lease or sell equipment at prevailing market rates;

however, the General Partner cannot predict these future rates with any certainty at this time, and cannot accurately assess the effect of such activity on future Partnership performance.

(2)  Impact of Government Regulations on Future Operations

The General Partner operates the Partnership's equipment in accordance with current applicable regulations (see Item 1, Section E, "Government Regulations"). However, the continuing implementation of new or modified regulations by some of the authorities mentioned previously, or others, may adversely affect the Partnership's ability to continue to own or operate equipment in its portfolio. Additionally, regulatory systems vary from country to country, which may increase the burden to the Partnership of meeting regulatory compliance for the same equipment operated between countries. Currently, the General Partner has observed rising insurance costs to operate certain vessels into U.S. ports resulting from implementation of the U.S. Oil Pollution Act of 1990. Ongoing changes in the regulatory environment, both in the U.S. and internationally, cannot be predicted with any accuracy, and preclude the General Partner from determining the impact of such changes on Partnership operations or sale of equipment.

(3)  Additional Capital Resources and Distribution Levels

The Partnership's initial contributed capital comprised the proceeds from its initial offering, supplemented later by permanent debt in the amount of $28.0 million. The General Partner has not planned any expenditures, nor is it aware of any contingencies, that would cause it to require any additional capital to that mentioned above.

      Pursuant to the Limited Partnership Agreement, the Partnership has ceased to reinvest in additional equipment. The General Partner has attempted to assemble an equipment portfolio capable of achieving a level of operating cash flow for the remaining life of the Partnership sufficient to meet its obligations and sustain a predictable level of distributions to the partners.

      The General Partner believes the current level of distributions to the partners can be maintained throughout 1995 using cash from operations, and proceeds from sales or dispositions if necessary. Subsequent to this period, the General Partner will evaluate the level of distributions the Partnership can sustain over extended periods of time, and together with other considerations, may adjust the level of distributions accordingly. In the long term, the difficulty in predicting market conditions precludes the General Partner from accurately determining the impact on liquidity or distribution levels.

      The Partnership's permanent debt obligation matures in September, 1995. The General Partner intends to refinance part or all of this debt so that its maturity coincides with the liquidation phase of the Partnership, and to retire this refinanced debt with proceeds from sales of equipment during the liquidation phase of the Partnership.

(D)  Results of Operations - Year to Year Detail Comparison

Comparison of the Partnership's Operating Results for the Years Ended December 31, 1994 and 1993

(A) Revenues

Total revenues of $25.7 million for the year ended December 31, 1994 increased from $24.3 million in 1993.

(1) Lease revenues increased to $23.4 million for the year ended December 31, 1994, from $23.2 million in 1993. The following table lists lease revenues earned by equipment type (in thousands):
                                                     For the year ended
                                                         December 31,

                                                         1994            1993
                                                         ----            ----

Rail equipment                                         $  7,002         $  7,384
Marine vessels                                            6,015            5,201
Aircraft                                                  4,021            3,963
Trailers                                                  2,376            2,196
Marine containers                                         1,832            2,393
Mobile offshore drilling units                            2,112            2,108
                                                       --------         --------
                                                       $ 23,358         $ 23,245
                                                       ========         ========

The increase in 1994 lease revenues was primarily attributable to:

   (a) an increase of $0.8 million in marine vessel revenue resulting from one of the Partnership's marine vessels transferring from bareboat charter into a marine vessel pool which earns higher daily rates but also assumes all operational costs;

   (b) an increase of $0.2 million in trailer lease revenue resulting from the purchase of additional trailers in 1993 and 1994 which were placed in the rental yard facilities;

   (c) an increase of $0.1 million in aircraft revenue resulting from higher utilization rates in 1994;

   (d) a decrease of $0.6 million in marine container lease revenue resulting from marine container dispositions and lower lease and utilization rates;

   (e) a decrease of $0.4 million in railcar lease revenue resulting from the sale of 224 railcars at the end of the first quarter of 1993 and 57 railcars throughout 1994.

(2) Interest and other income of $0.7 million for 1994 increased $0.5 million from 1993 due to $0.5 million in settlements received in 1994 for damage claims involving three of the Partnership's marine vessels.

(3) During 1994, the Partnership had a $1.6 million net gain on the disposition of equipment which resulted from the sale or disposition of two commercial aircraft, five barges, 566 marine containers, 57 railcars, and 48 trailers which had an aggregate net book value of $1.5 million for proceeds of $3.1 million.

         During 1993, the Partnership had a $0.8 million net gain on the disposition of equipment which resulted from the sale or disposition of one marine vessel, 914 marine containers, 224 railcars, and 97 trailers with an aggregate net book value of $3.0 million for proceeds of $3.8 million.

(B) Expenses

Total expenses of $25.6 million for the year ended December 31, 1994 increased from $22.6 million in 1993. The increase in 1994 was primarily attributable to higher marine operating expenses, repositioning expense, a loss on a legal settlement, loss on revaluation of equipment, and interest expense, partially offset by depreciation and amortization, lower repairs and maintenance, insurance, and other general and administrative expenses.

(1) Direct operating expenses (defined as repairs and maintenance, insurance expenses, marine equipment operating expenses, and repositioning expense) increased to $7.5 million in 1994 from $5.2 million in 1993. The increase resulted from:

   (a) an increase of $1.8 million in marine equipment operating expenses due to one of the Partnership's marine vessels transferring from bareboat charter, where the lessee is responsible for most operating costs, into a marine vessel pool where the Partnership is responsible for all operating costs which are allocated on a pro rata basis within the pool;

   (b) a decrease of $0.3 million in repairs and maintenance expenses resulting primarily from a decrease in marine vessel repairs due to the sale of one marine vessel in the second quarter of 1993, and the sale of 57 railcars throughout 1994, offset partially by an increase in expenses related to the repositioning of the mobile offshore drilling unit;

   (c) a decrease of $0.1 million in insurance expense resulting from a refund of $0.1 million from an insurance pool which the Partnership's marine vessels participate in due to lower than estimated claims in the pool;

   (d) during the year ended December 31, 1994, the Partnership recorded a $0.9 million expense resulting from the repositioning of the mobile offshore drilling unit from the Indian ocean to the Gulf of Mexico.

(2) Indirect operating expenses (defined as depreciation and amortization expense, management fees, interest expense, bad debt expense, and general and administrative expenses ) decreased to $15.4 million in 1994 from $16.0 million in 1993. The decrease resulted from:

         (a) a decrease of $0.8 million in depreciation and amortization expense reflecting the Partnership's use of the double-declining depreciation method, and the sale of certain assets during 1993 and 1994;

         (b) a decrease of $0.1 million in general and administrative expense due to decreased office and administrative costs;

         (c) an increase of $0.4 million in interest expense resulting from an increase in the LIBOR rate of interest on the Partnership's debt.

(3) During the year ended December 31, 1994, the Partnership recorded a $2.0 million loss on revaluation of equipment resulting from the $1.0 million and $0.7 million reductions in carrying values of two commercial aircraft to their estimated net realizable values and from the $0.3 million reduction in the carrying value of one aircraft engine to its estimated net realizable value. For the year ended December 31, 1993, the Partnership recorded a $1.4 million loss on revaluation of equipment resulting from the $0.2 and $1.2 million reductions in carrying values of 50 pulpwood cars and the Partnership's 50% interest in one marine vessel, respectively, to their estimated net realizable values.

(4) During the year ended December 31, 1994, the Partnership recorded a $0.7 million loss on a legal settlement involving a dispute with one of the Partnership's marine vessel charterers over the ability of the marine vessel to trade to Cuba on charterer's instructions.

(C) Net Income

As a result of the foregoing, the Partnership's net income was $0.1 million in 1994, compared to $1.7 million in 1993. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance in 1994 is not necessarily indicative of future years. In 1994, the Partnership distributed $13.5 million to the Limited Partners, or $2.30 per Depositary Unit.

Comparison of Partnership's Operating Results for the Years Ended December 31, 1993 and 1992

(A) Revenues

Total revenues for the years ended December 31, 1993 and 1992, were $24.3 million and $27.5 million, respectively. The decrease in 1993 revenues was attributable to a decrease in lease rates on certain of the Partnership's equipment, the sale of equipment in 1993 and 1992, a decrease in interest and other income, partially offset by an increase in the gain on disposition of equipment.

(1) Lease revenue decreased from $26.5 million in 1992 to $23.2 million in 1993.
The  following   table  lists  lease  revenues  earned  by  equipment  type  (in thousands):

                                                    For the year ended
                                                         December 31,

                                                         1993           1992
                                                         ----           ----

Rail equipment                                         $  7,384         $  7,950
Marine vessels                                            5,201            7,772
Aircraft                                                  3,963            4,210
Trailers                                                  2,196            2,038
Marine containers                                         2,393            2,499
Mobile offshore drilling units                            2,108            2,055
                                                       --------         --------
                                                       $ 23,245         $ 26,524
                                                       ========         ========


 The decrease in 1993 lease revenues is attributable to:

         (a) marine vessel revenues decreased $2.6 million due to the sale of one of the Partnership's marine vessels during the third quarter of 1992 and another during the second quarter of 1993;

         (b) railcar revenues decreased $0.6 million resulting from the sale of 224 coalcars during the first quarter of 1993 and a reduction in railcars on full service leases which command higher lease rates than other operating leases but also require the Partnership to be responsible for repairs and maintenance;

         (c) aircraft revenues decreased $0.2 million resulting from the sale of one of the Partnership's commercial aircraft in the third quarter of 1992 and a decrease in lease rates for remarketed aircraft, offset, in part, by lease revenues generated from the purchase of an aircraft engine acquired during the first quarter of 1993;

         (d) trailer revenues increased $0.2 million in 1993 which reflects the movement of trailers during 1992 and 1993 into the rental yard facilities where per diem rentals command higher lease rates than term rentals. The purchase of trailers throughout 1993 contributed additional revenue.

(2) Interest and other income decreased from $1.1 million in 1992 to $0.2 million in 1993. This decrease resulted primarily from the following:

         (a) in 1992 the Partnership recognized $0.6 million as revenue as a result of the lessee of a commercial aircraft forfeiting certain engine reserves;

         (b) a reduction of $0.2 million in interest income due to a reduction in the interest rates on the Partnership's investments.

(3) Net gain (loss) on disposition of equipment was a net gain of $0.8 million in 1993 and a net loss of $0.2 million in 1992. In 1993, the Partnership sold one marine vessel with a net book value of $1.1 million for $1.5 million. In addition, during 1993 the Partnership sold or disposed of 97 trailers, 914 marine containers, and 224 railcars with an aggregate net book value of $1.9 million for $2.3 million. In 1992 the Partnership sold or disposed of one railcar, 415 trailers, 304 marine containers, two aircraft, and one marine vessel with an aggregate net book value of $9.4 million for $9.2 million.

(B) Expenses

The Partnership's total expenses for the years ended December 31, 1993 and 1992, were $22.6 million and $35.0 million respectively. The decrease was primarily attributable to reduced depreciation, insurance expense, marine equipment operating expenses, and loss on revaluation of equipment partially offset by higher general and administrative expenses.

(1) Direct operating expenses (defined as repairs and maintenance, insurance expenses, and marine equipment operating expenses) decreased from $8.2 million in 1992 to $5.2 million in 1993. This decline resulted primarily from the following:

         (a) marine equipment operating expenses decreased $2.6 million due to the sale of one of the Partnership's marine vessels during the third quarter of 1992 and one vessel during the second quarter of 1993;

         (b)  insurance   expense  to  affiliate  and  other  insurance  expense
decreased $0.3 million due to the sale of the two vessels.

(2) Indirect operating expenses (defined as depreciation and amortization expense, management fees, interest expense, general and administrative and bad debt expenses) decreased from $18.9 million in 1992 to $16.0 million in 1993. This change resulted primarily from the following:

         (a) depreciation and amortization expense decreased $2.9 million reflecting the Partnership's use of the double-declining balance method of depreciation and the sale of certain Partnership assets;

         (b) interest expense decreased $0.2 million due to a reduction in the base rate of interest charged on the Partnership's debt;

         (c) management fees to affiliate decreased $0.1 million due to a decrease in the Partnership's operating cash flow;

         (d)  bad  debt   expense   decreased   $0.1  million  due  to  improved
collectability of lease receivables;

         (e) general and administrative expenses increased $0.4 million due to insurance recoveries and a property tax adjustment received by the Partnership in 1992.

(3) Loss on revaluation of equipment in 1993 results from the Partnership reducing the carrying values of its 50% interest in one marine vessel by $1.2 million and in 50 pulpwood railcars by $0.2 million to their estimated net realizable value. In 1992, the Partnership reduced the carrying value of 224 railcars, 114 containers, and four aircraft by $7.5 million to their estimated net realizable value. In 1992, the Partnership also reduced the carrying value of its 50% interest in a commuter aircraft, which is held for sale, by an additional $0.4 million to its estimated net realizable value.

(C)      Net Income (Loss)

As a result of all the foregoing, the Partnership's net income was $1.7 million for the year ended December 31, 1993, compared with a net loss of $7.5 million, for the year ended December 31, 1992. During 1993, the Partnership distributed $13.6 million to the Limited Partners, or $2.30 per Depositary Unit.

Trends

Rigs, marine containers, and marine vessels performed below historic norms in 1994. By year end, the markets had rebounded for marine containers and marine vessels; but, the rig market remained soft, due primarily to low oil and gas prices. These conditions have resulted in lower lease rates, attrition, and reduced values for these types of equipment, and have correspondingly significantly impacted partnership cash flow. The General Partner will closely monitor the effects of these factors on the Partnership's financial condition, and as stated previously, take appropriate actions regarding underperforming equipment.

         The return of lease rates on certain types of equipment to their historical levels is dependent on a number of factors including improved international economic conditions, the absence of technological obsolescence, new government regulations, and increased industry-specific demand.

         The Partnership intends to use excess cash flow, if any, after payment of expenses, for loan principal and cash distributions to investors.

Subsequent Event

On March 16, 1995, the Partnership declared quarterly distributions of $0.575 per outstanding depositary unit payable May 15, 1995 to unitholders of record as of March 31, 1995.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements for the Partnership are listed in the Index to Financial Statements included in Item 14 of this Annual Report.

         Table 4, below, is a summary of the results of operations on a quarterly basis for the Partnership for the years ended December 31, 1994 and 1993:

                                                      TABLE 4
                                          Three months ended:
                                    (thousands of dollars, except unit amounts)


                                           March 31            June 30               Sept. 30             Dec. 31
                                           --------            -------               --------             -------
1994

Total revenues                               $5,888             $5,577                 $6,177             $ 8,017(2)

Net gain (loss) on
  disposition of
  equipment                                     (96)               (94)                   562                1,213(2)

Loss on revaluation of
  equipment                                      --               (960)1                  --               (1,029)3

Net income (loss)                             1,531               (530)1                 (389)               (537)3

Net income (loss) per
  Depositary Unit                            $ 0.26             $(0.10)                $(0.07)              $(0.10)

Cash distributions                           $3,385             $3,400                 $3,398              $ 3,397

Cash distributions
  per Depositary Unit                        $0.575             $0.575                 $0.575              $ 0.575

Number of Depositary
  Units at end of
  quarter                                 5,853,897          5,853,197              5,848,997            5,848,197




1 During the quarter ended June 30, 1994, the Partnership reduced the carrying value of one commercial aircraft by $1.0 million to its estimated net realizable value and sold the aircraft.

2 Includes a gain from the sale of two railcars, 209 marine containers, and three barges which had an aggregate net book value of $0.3 million and sold for $0.8 million. Includes a gain from the sale of one commercial aircraft with related engine reserves of $0.7 million, and from a $0.3 million increase in lease revenues for both the marine vessels and the rig.

3 During the quarter ended December 31, 1994, the Partnership reduced the carrying value of one commercial aircraft by $0.7 million and one aircraft engine by $0.3 million to their estimated net realizable values.



                                                      TABLE 4

                                          Three months ended:
                                  (thousands of dollars, except per unit amounts)

                                            March 31           June 30              Sept. 30              Dec. 31
                                            --------           -------              --------              -------
1993

Total revenues                                $6,610            $6,696               $ 5,486               $5,486

Net gain on
  disposition of
  equipment                                       11               545                    73                  209

Loss on revaluation of
  equipment                                       --               (71)1                (800)2             (509)1,2

Net income (loss)                              1,467             1,417 1              (1,356)2               1971,2

Net income (loss) per
  Depositary Unit                             $ 0.24            $ 0.24               $ (0.23)              $ 0.02

Cash distributions                            $3,451            $3,447               $ 3,430               $3,431

Cash distributions
  per Depositary Unit                         $0.575            $0.575               $ 0.575               $0.575

Number of Depositary
  Units at end of
  quarter                                  5,935,900         5,891,100             5,878,100            5,859,897



--------
1        At June 30, 1993,  the  Partnership  reduced the  carrying  value of 50
         pulpwood   railcars  by  $0.1  million.   At  December  31,  1993,  the
         Partnership  further  reduced the  carrying  value of these 50 pulpwood railcars by $0.1 million to their estimated net realizable value.

2 At September 30, 1993, the Partnership reduced the carrying value of its 50% interest in one marine vessel by $0.8 million. At December 31, 1993, the Partnership further reduced the carrying value of the same
         50% interest in one marine vessel by $0.4 million to its estimated net realizable value.

                                                       -25-

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               None
















                                      (This space intentionally left blank.)

                                                     PART III
ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

As of the date of this Annual Report the directors and executive officers of PLM International (and key executive officers of its subsidiaries) are as follows:

        Name                                    Age                             Position

J. Alec Merriam                                   59             Director, Chairman of the Board,
                                                                 PLM International, Inc.; Director,
                                                                 PLM Financial Services, Inc.

Allen V. Hirsch                                   41             Director, Vice Chairman of the
                                                                 Board, Executive Vice President of
                                                                 PLM International, Inc.; Director
                                                                 and President, PLM Financial
                                                                 Services Inc.; President, PLM
                                                                 Securities Corp., and PLM
                                                                 Transportation Equipment
                                                                 Corporation.

Walter E. Hoadley                                 78             Director, PLM International, Inc.

Robert L. Pagel                                   58             Director, Chairman of the
                                                                 Executive Committee, PLM
                                                                 International, Inc.; Director, PLM
                                                                 Financial Services, Inc.

Harold R. Somerset                                60             Director, PLM International, Inc.

Robert N. Tidball                                 56             Director, President and Chief
                                                                 Executive Officer, PLM
                                                                 International, Inc.

J. Michael Allgood                                46             Vice President and Chief Financial
                                                                 Officer, PLM International, Inc.
                                                                 and PLM Financial Services, Inc.

Stephen M. Bess                                   48             President, PLM Investment
                                                                 Management, Inc.; Vice President,
                                                                 PLM Financial Services, Inc.

David J. Davis                                    38             Vice President and Corporate
                                                                 Controller, PLM International and
                                                                 PLM Financial Services, Inc.

Frank Diodati                                     40             President, PLM Railcar Management
                                                                 Services Canada Limited



        Name                                    Age                             Position

Douglas P. Goodrich                               48             Senior Vice President, PLM
                                                                 International; Senior Vice
                                                                 President PLM Transportation
                                                                 Equipment Corporation; President,
                                                                 PLM Railcar Management Services,
                                                                 Inc.

Dirk Langeveld                                    43             Senior Vice President, PLM
                                                                 Transportation Equipment
                                                                 Corporation

Steven O. Layne                                   40             Vice President, PLM Transportation
                                                                 Equipment Corporation

Stephen Peary                                     46             Senior Vice President, General
                                                                 Counsel and Secretary, PLM
                                                                 International,Inc.; Vice
                                                                 President, General Counsel and
                                                                 Secretary, PLM Financial Services,
                                                                 Inc., PLM Investment Management,
                                                                 Inc., PLM Transportation Equipment
                                                                 Corporation; Vice President, PLM
                                                                 Securities Corp.

Thomas L. Wilmore                                 52             Vice President, PLM Transportation
                                                                 Equipment Corporation; Vice
                                                                 President, PLM Railcar Management
                                                                 Services Inc.

               J. Alec Merriam was appointed Chairman of the Board of Directors of PLM International in September 1990, having served as a director since February 1988. In October 1988 he became a member of the Executive Committee of the Board of Directors of PLM International. From 1972 to 1988 Mr. Merriam was Executive Vice President and Chief Financial Officer of Crowley Maritime Corporation, a San Francisco area-based company engaged in maritime shipping and transportation services. Previously, he was Chairman of the Board and Treasurer of LOA Corporation of Omaha, Nebraska, and served in various financial positions with Northern Natural Gas Company, also of Omaha.

               Allen V. Hirsch became Vice Chairman of the Board and a Director of PLM International in April 1989. He is an Executive Vice President of PLM International and President of PLM Securities Corp. Mr. Hirsch became the President of PLM Financial Services, Inc. in January 1986 and President of PLM Investment Management, Inc. and PLM Transportation Equipment Corporation in August 1985, having served as a Vice President of PLM Financial Services, Inc. and Senior Vice President of PLM Transportation Equipment Corporation beginning in August 1984, and as a Vice President of PLM Transportation Equipment Corporation beginning in July 1982 and of PLM Securities Corp. from July 1982 to October 1, 1987. He joined PLM, Inc. in July 1981, as Assistant to the Chairman. Prior to joining PLM, Inc., Mr. Hirsch was a Research Associate at the Harvard Business School. From January 1977 through September 1978, Mr. Hirsch was a consultant with the Booz, Allen and Hamilton Transportation Consulting

Division, leaving that employment to obtain his master's degree in business administration.

               Dr. Hoadley joined PLM International's Board of Directors and its Executive Committee in September, 1989. He served as a Director of PLM, Inc. from November 1982 to June 1984 and PLM Companies, Inc. from October 1985 to February 1988. Dr. Hoadley has been a Senior Research Fellow at the Hoover Institute since 1981. He was Executive Vice President and Chief Economist for the Bank of America from 1968 to 1981 and Chairman of the Federal Reserve Bank of Philadelphia from 1962 to 1966. Dr. Hoadley has served as a Director of Transcisco Industries, Inc. since February 1988.

               Robert L. Pagel was appointed Chairman of the Executive Committee of the Board of Directors of PLM International in September 1990, having served as a director since February 1988. In October 1988 he became a member of the Executive Committee of the Board of Directors of PLM International. From June 1990 to April 1991 Mr. Pagel was President and Co-Chief Executive Officer of The Diana Corporation, a holding company traded on the New York Stock Exchange. He is the former President and Chief Executive Officer of FanFair Corporation which specializes in sports fan's gift shops. He previously served as President and Chief Executive Officer of Super Sky International, Inc., a publicly traded company, located in Mequon, Wisconsin, engaged in the manufacture of skylight systems. He was formerly Chairman and Chief Executive Officer of Blunt, Ellis & Loewi, Inc., a Milwaukee based investment firm. Mr. Pagel retired from Blunt, Ellis & Loewi in 1985 after a career spanning 20 years in all phases of the brokerage and financial industries. Mr. Pagel has also served on the Board of Governors of the Midwest Stock Exchange.

               Harold R. Somerset was elected to the Board of Directors of PLM International in July 1994. From February 1988 to December 1993, Mr. Somerset was President and Chief Executive Officer of California & Hawaiian Sugar Corporation ("C&H"), a recently acquired subsidiary of Alexander & Baldwin, Inc. Mr. Somerset joined C&H in 1984 as Executive Vice President and Chief Operating Officer, having served on its Board of Directors since 1978, a position in which he continues to serve. Between 1972 and 1984, Mr. Somerset served in various capacities with Alexander & Baldwin, Inc., a publicly-held land and agriculture company headquartered in Honolulu, Hawaii, including Executive Vice President - Agricultures, Vice President, General Counsel and Secretary. In addition to a law degree from Harvard Law School, Mr. Somerset also holds degrees in civil engineering from the Rensselaer Polytechnic Institute and in marine engineering from the U.S. Naval Academy. Mr. Somerset also serves on the Boards of Directors for various other companies and organizations, including Longs Drug Stores, Inc., a publicly-held company headquartered in Maryland.

               Robert N. Tidball was appointed President and Chief Executive Officer of PLM International in March 1989. At the time of his appointment, he was Executive Vice President of PLM International. Mr. Tidball became a director of PLM International in April 1989 and a member of the Executive Committee of the Board of Directors of PLM International in September 1990. Mr. Tidball was elected President of PLM Railcar Management Services, Inc. in January 1986. Mr. Tidball was Executive Vice President of Hunter Keith, Inc., a Minneapolis based investment banking firm, from March 1984 to January 1986. Prior to Hunter Keith, Inc., he was Vice President, a General Manager and a Director of North

American Car Corporation, and a Director of the American Railcar Institute and the Railway Supply Association.

               J. Michael Allgood was appointed Vice President and Chief Financial Officer of PLM International in October 1992. Between July 1991 and October 1992, Mr. Allgood was a consultant to various private and public sector companies and institutions specializing in financial operational systems development. In October 1987, Mr. Allgood co-founded Electra Aviation Limited and its holding company, Aviation Holdings Plc of London where he served as Chief Financial Officer until July 1991. Between June 1981 and October 1987, Mr. Allgood served as a First Vice President with American Express Bank, Ltd. In February 1978, Mr. Allgood founded and until June 1981, served as a director of Trade Projects International/Philadelphia Overseas Finance Company, a joint venture with Philadelphia National Bank. From March 1975 to February 1978, Mr. Allgood served in various capacities with Citibank, N.A.

               Stephen M. Bess was appointed President of PLM Investment Management, Inc. in August 1989, having served as Senior Vice President of PLM Investment Management, Inc. beginning in February 1984 and as Corporate Controller of PLM Financial Services, Inc. beginning in October 1983. Mr. Bess served as Corporate Controller of PLM, Inc., beginning in December 1982. Mr. Bess was Vice President-Controller of Trans Ocean Leasing Corporation, a container leasing company, from November 1978 to November 1982, and Group Finance Manager with the Field Operations Group of Memorex Corp., a manufacturer of computer peripheral equipment, from October 1975 to November 1978.

               David J. Davis was appointed Vice President and Controller of PLM International in January 1994. From March 1993 through January 1994, Mr. Davis was engaged as a consultant for various firms, including PLM. Prior to that Mr. Davis was Chief Financial Officer of LB Credit Corporation in San Francisco from July 1991 to March 1993. From April 1989 to May 1991, Mr. Davis was Vice President and Controller for ITEL Containers International Corporation which is located in San Francisco. Between May 1978 and April 1989, Mr. Davis held various positions with Transamerica Leasing Inc., in New York, including that of Assistant Controller for their rail leasing division.

               Frank Diodati was appointed President of PLM Railcar Management Services Canada Limited in 1986. Previously, Mr. Diodati was manager of Marketing and Sales for G.E. Railcar Services Canada Limited.

               Douglas P. Goodrich was appointed Senior Vice President of PLM International in March 1994. Mr. Goodrich has also served as Senior Vice President of PLM Transportation Equipment Corporation since July 1989, and as President of PLM Railcar Management Services, Inc. since September 1992 having been a Senior Vice President since June 1987. Mr. Goodrich was an Executive Vice President of G.I.C. Financial Services Corporation, a subsidiary of Guardian Industries Corp. of Chicago, Illinois from December 1980 to September 1985.

               Dirk Langeveld was appointed Vice President of PLM Transportation Equipment Corporation's Marine Division in June 1990 and Senior Vice President in January 1991. Mr. Langeveld was Executive Vice President, Chief Operation Officer, and a Director of Marine Transport Lines from 1987 to 1990. From 1977 to 1987 Mr. Langeveld was employed by Stolt Tankers and Terminals Inc. in a variety of executive positions in the United States and the Far East.

               Steven O. Layne was appointed Vice President, PLM Transportation Equipment Corporation's Air Group in November 1992. Mr. Layne was its Vice President, Commuter and Corporate Aircraft beginning in July 1990. Prior to joining PLM, Mr. Layne was the Director, Commercial Marketing for Bromon Aircraft Corporation, a joint venture of General Electric Corporation and the Government Development Bank of Puerto Rico. Mr. Layne is a major in the United States Air Force Reserves and Senior Pilot with 13 years of accumulated service.

               Stephen Peary became Vice President, Secretary, and General Counsel of PLM International in February 1988 and Senior Vice President in March 1994. Mr. Peary was Assistant General Counsel of PLM Financial Services, Inc. from August 1987 through January 1988. Previously, Mr. Peary was engaged in the private practice of law in San Francisco. Mr. Peary is a graduate of the University of Illinois, Georgetown University Law Center, and Boston University (Masters of Taxation Program).

               Thomas L. Wilmore was appointed Vice President - Rail, PLM Transportation Equipment Corporation, in March 1994 and has served as Vice President, Marketing for PLM Railcar Management Services, Inc. since May 1988. Prior to joining PLM, Mr. Wilmore was Assistant Vice President Regional Manager for MNC Leasing Corp. in Towson, Maryland from February 1987 to April 1988. From July 1985 to February 1987, he was President and Co-Owner of Guardian Industries Corp., Chicago, Illinois and between December 1980 and July 1985, Mr. Wilmore was an Executive Vice President for its subsidiary, G.I.C. Financial Services Corporation. Mr. Wilmore also served as Vice President of Sales for Gould Financial Services located in Rolling Meadows, Illinois from June 1978 to December 1980.

               The directors of the General Partner are elected for a one-year term or until their successors are elected and qualified. There are no family relationships between any director or any executive officer of the General Partner.

ITEM 11.  EXECUTIVE COMPENSATION

The Partnership has no directors, officers or employees. The Partnership has no pension, profit-sharing, retirement or similar benefit plan in effect as of December 31, 1994.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)            Security Ownership of Certain Beneficial Owners

               The General Partner is generally entitled to a 1% interest in the profits and losses and distributions of the Partnership. At December 31, 1994, no investor was known by the General Partner to beneficially own more than 5% of the Depositary Units of the Partnership.

(b)            Security Ownership of Management

               Table 5, below, sets forth, as of the date of this report, the amount and percent of the Partnership's outstanding Depositary Units beneficially owned by each of the directors and executive officers and all directors and executive officers as a group of the General Partner and its affiliates:

                                                      TABLE 5
                                                                     Percent of
                                                    Depositary       Depositary
                     Name                             Units          Units

Allen V. Hirsch                                         600             *
Robert N. Tidball                                       400             *
Stephen M. Bess                                         305             *
J. Alec Merriam                                       1,000             *

All directors and
executive officers
as a group (4 people)                                 2,305             *

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)            Transactions with Management and Others

               During 1994, management fees to IMI were $1.7 million. During 1994, the Partnership reimbursed FSI or its affiliates $0.6 million for administrative services and data processing expenses performed on behalf of the Partnership. The Partnership paid Transportation Equipment Indemnity Company Ltd. ("TEI"), a wholly-owned, Bermuda- based subsidiary of PLM International, $0.1 million for insurance coverages during 1994, which amounts were paid substantially to third party reinsurance underwriters or placed in risk pools managed by TEI on behalf of affiliated partnerships and PLM International which provide threshold coverages on marine vessel loss of hire and hull and machinery damage. All pooling arrangement funds are either paid out to cover applicable losses or refunded pro rata by TEI.

(b)            Certain Business Relationships

               None.

(c)            Indebtedness of Management

               None.

(d)            Transactions With Promoters

               None.
--------
*        Represents less than one percent of outstanding Depositary Units.

                                                      PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)     1.     Financial Statements
                     The financial statements listed in the accompanying Index to Financial Statements are filed as part of this Annual
                     Report.

      (b)            Reports on Form 8-K
                     None.

      (c)            Exhibits

                            Limited Partnership Agreement of Partnership. Incorporated by reference to the Partnership's Registration Statement on Form S-1 (Reg. No. 33-2834) which became effective with the Securities and Exchange Commission on May 20, 1986.

                            Amendment, dated November 18, 1991, to Limited Partnership Agreement of Partnership.

                            Management Agreement between the Partnership and PLM Investment Management, Inc. Incorporated by reference to the Partnership's Registration Statement on Form S-1 (Reg. No. 33-2834) which became effective with the Securities and Exchange Commission on May 20, 1986.

                            $28.0 million Loan Agreement, dated as of August 29, 1989. Incorporated by reference to the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 1990.

                            Amendment No. 1, dated March 26, 1990, to Loan Agreement.

                     25.    Powers of Attorney.







                                      (This space intentionally left blank.)

                                                    SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

      The Partnership has no directors or officers. The General Partner has signed on behalf of the Partnership by duly authorized officers.


Dated:  March 28, 1995          PLM EQUIPMENT GROWTH FUND
                                PARTNERSHIP

                                By:    PLM Financial Services, Inc.
                                General Partner



                                By:    *
                                Allen V. Hirsch
                                President



                                By:    /s/ David J. Davis
                                David J. Davis
                                Vice President and
                                Corporate Controller



* Stephen Peary, by signing his name hereto, does sign this document on behalf of the person indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.

                                /s/ Stephen Peary
                                Stephen Peary
                                Attorney-in-Fact

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following directors of the Partnership's General Partner on the dates indicated.


      Name                                  Capacity                     Date



                                                                  **************
Allen V. Hirsch                            Director - FSI         March 28, 1995


                                                                  **************
J. Alec Merriam                            Director - FSI         March 28, 1995


                                                                  **************
Robert L. Pagel                            Director - FSI         March 28, 1995






* Stephen Peary, by signing his name hereto, does sign this document on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.



                                                     /s/ Stephen Peary
                                                     Stephen Peary
                                                     Attorney-in-Fact

                                             PLM EQUIPMENT GROWTH FUND
                                              (A Limited Partnership)

                                           INDEX TO FINANCIAL STATEMENTS

                                                   (Item 14(a))

                                      Page


Report of Independent Auditors                             37

Balance sheets at December 31, 1994 and 1993               38

Statements of operations for the years ended
   December 31, 1994, 1993, and 1992                       39

Statements of changes in partners' capital for the years
   ended December 31, 1994, 1993, and 1992                 40

Statements of cash flows for the years ended
   December 31, 1994, 1993, and 1992                       41

Notes to financial statements                              42-49

All other financial statement schedules have been omitted as the required information is not pertinent to the Registrant or is not material, or because the information required is included in the financial statements and notes thereto.

                                          REPORT OF INDEPENDENT AUDITORS






The Partners
PLM Equipment Growth Fund:

We have audited the financial statements of PLM Equipment Growth Fund as listed in the accompanying index to financial statements (Item 14 (a)) for the years ended December 31, 1994, 1993, and 1992. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PLM Equipment Growth Fund as of December 31, 1994 and 1993 and the results of its operations and its cash flows for the years ended December 31, 1994, 1993, and 1992 in conformity with generally accepted accounting principles.



KPMG Peat Marwick LLP
San Francisco, California
March 17, 1995

                                             PLM EQUIPMENT GROWTH FUND
                                              (A Limited Partnership)
                                                  BALANCE SHEETS
                                                   December 31,
                                        (in thousands, except unit amounts)

                                                      ASSETS


                                                         1994           1993
                                                         ----           ----

Equipment held for operating leases, at cost           $ 119,123      $ 129,371
Less accumulated depreciation                            (69,122)       (68,273)
                                                       ---------      ---------
                                                          50,001         61,098

Equipment held for sale                                     --            1,316
                                                       ---------      ---------
Net equipment                                             50,001         62,414

Cash and cash equivalents                                  2,542          3,556
Restricted cash                                            1,952          2,188
Accounts receivable, less allowance for
doubtful accounts of $203 in 1994
and $212 in 1993                                           1,919          1,852
Due from affiliates                                         --               74
Prepaid expenses and other assets                            210            196
Deferred charges, net of accumulated
amortization of $942 in 1994 and
$812 in 1993                                                  45            202
                                                       ---------      ---------
Total assets                                           $  56,669      $  70,482
                                                       =========      =========

                       LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

Accounts payable and accrued expenses                  $   1,921      $   1,606
Due to affiliates                                            230           --
Security deposits                                            518            808
Prepaid deposits and reserve for repairs                   1,937          2,332
Note payable                                              28,000         28,000
                                                       ---------      ---------
Total liabilities                                         32,606         32,746

Partners' capital (deficit):
Limited Partners (5,848,197 Depositary Units
at December 31, 1994 and 5,859,897
at December 31, 1993)                                     24,374         38,047
General Partner                                             (311)          (311)
                                                       ---------      ---------
Total partners' capital                                   24,063         37,736
                                                       ---------      ---------

Total liabilities and partners' capital                $  56,669      $  70,482
                                                       =========      =========





                      See accompanying notes to financial
                                  statements.

                           PLM EQUIPMENT GROWTH FUND
                            (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                        For the years ended December 31,
                (thousands of dollars, except per unit amounts)

                                               1994         1993        1992
                                               ----         ----        ----
Revenues:

  Lease revenue                               $ 23,358     $ 23,245    $ 26,524
  Interest and other income                        716          195       1,140
  Net gain (loss) on disposition of
    equipment                                    1,585          838        (194)
                                              --------     --------    --------

           Total revenues                       25,659       24,278      27,470

Expenses:

  Depreciation and amortization                 10,349       11,188      14,045
  Management fees to affiliate                   1,695        1,742       1,820
  Repairs and maintenance                        3,541        3,817       3,802
  Interest expense                               1,693        1,325       1,522
  Insurance expense to affiliate                   112          208         377
  Other insurance expense                          465          457         601
  Marine equipment operating expenses            2,482          731       3,373
  General and administrative
    expenses to affiliates                         647          502         548
  Other general and administrative
    expenses                                       942        1,159         761
  Bad debt expense                                  76           44         179
  Loss on revaluation of equipment               1,989        1,380       7,934
  Repositioning expense                            879         --          --
  Loss on legal settlement                         714         --          --
                                              --------     --------    --------

           Total expenses                       25,584       22,553      34,962
                                              --------     --------    --------

Net income (loss)                             $     75     $  1,725    $ (7,492)
                                              ========     ========    ========

Partners' share of net income (loss):
  Limited Partners                            $    (43)    $  1,580    $ (7,576)
  General Partner                                  118          145          84
                                              --------     --------    --------

           Total                              $     75     $  1,725    $ (7,492)
                                              ========     ========    ========

Net income (loss) per Depositary Unit
  (5,848,197 units - 1994;
   5,859,897 units - 1993;
   5,943,400 units - 1992)                    $  (0.01)    $   0.27    $  (1.27)
                                              ========     ========    ========

Cash distributions                            $ 13,580     $ 13,759    $ 13,830
                                              ========     ========    ========

Cash distributions per Depositary
  Unit                                        $   2.30     $   2.30    $   2.30
                                              ========     ========    ========

                      See accompanying notes to financial
                                  statements.

                                                  PLM EQUIPMENT GROWTH FUND
                                                   (A Limited Partnership)

                                         STATEMENTS   OF  CHANGES  IN  PARTNERS'
                                    CAPITAL  For the years  ended  December  31,
                                    1994, 1993, and 1992
                                                       (in thousands)


                                          Limited       General
                                         Partners       Partner       Total

Partners' capital (deficit) at
  December 31, 1991                    $   73,058     $     (264)    $   72,794

Repurchase of Depositary Units               (476)          --             (476)

Net (loss) income                          (7,576)            84         (7,492)

Cash distributions                        (13,692)          (138)       (13,830)
                                       ----------     ----------     ----------

Partners' capital (deficit) at
  December 31, 1992                        51,314           (318)        50,996

Repurchase of Depositary Units             (1,225)          --           (1,225)

Net income                                  1,580            145          1,725

Cash distributions                        (13,622)          (138)       (13,760)
                                       ----------     ----------     ----------

Partners' capital (deficit) at
  December 31, 1993                        38,047           (311)        37,736

Repurchase of Depositary Units               (168)          --             (168)

Net (loss) income                             (43)           118             75

Cash distributions                        (13,462)          (118)       (13,580)
                                       ----------     ----------     ----------

Partners' capital (deficit) at
  December 31, 1994                    $   24,374     $     (311)    $   24,063
                                       ==========     ==========     ==========



                      See accompanying notes to financial
                                  statements.



                                                  PLM EQUIPMENT GROWTH FUND
                                                   (A Limited Partnership)

                                                  STATEMENTS OF CASH FLOWS
                                              For the years ended December 31,
                                                       (in thousands)

                                                                              1994               1993                 1992
                                                                              ----               ----                 ----
Operating activities:
  Net income (loss)                                                        $     75           $  1,725            $ (7,492)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating
    activities:
    Depreciation and amortization                                            10,349             11,188              14,045
    Net (gain) loss on disposition of equipment                              (1,585)              (838)                194
    Loss on revaluation of equipment                                          1,989              1,380               7,934
    (Increase) decrease in accounts receivable,
      net                                                                       (67)               (48)                336
    (Increase) decrease in prepaid expenses
      and other assets                                                          (14)                39                (121)
    Decrease (increase) in restricted cash                                      236             (1,282)                815
    Increase (decrease) in due to/from
      affiliates                                                                304                 79              (1,378)
    Increase in accounts payable
      and accrued expenses                                                      315                666                 280
    (Decrease) increase in security deposits                                   (290)               110                (198)
    Increase (decrease) in prepaid deposits
      and reserve for repairs                                                   255                768              (1,286)
                                                                           --------           --------            --------
Net cash provided by operating activities                                    11,567             13,787              13,129

Investing activities:
  Payments for purchase of equipment                                         (1,915)            (7,023)            (16,961)
  Payments of acquisition fees to affiliate                                      --                 --                (788)
  Payment of equipment acquisition deposits                                      --                 --              (2,800)
  Return of equipment acquisition deposits                                       --                 50                  --
  Proceeds from disposition of equipment                                      3,082              3,761               9,213
  Decrease in accounts payable and accrued
    expenses                                                                     --                 --              (1,021)
  Payments of lease negotiation fees
    to affiliate                                                                 --                 --                (158)
                                                                           --------           --------            --------
Net cash provided by (used in) investing
  activities                                                                  1,167             (3,212)            (12,515)
                                                                           --------           --------            --------

Financing activities:
  Cash distributions paid to partners                                       (13,580)           (13,759)            (13,830)
  Repurchases of Depositary Units                                              (168)            (1,225)               (476)
                                                                           --------           --------            --------
Net cash used in financing activities                                       (13,748)           (14,984)            (14,306)
                                                                           --------           --------            --------

Net decrease in cash and cash equivalents                                    (1,014)            (4,409)            (13,692)
Cash and cash equivalents at beginning of
  year                                                                        3,556              7,965              21,657
                                                                           --------           --------            --------
Cash and cash equivalents at end of year                                   $  2,542           $  3,556            $  7,965
                                                                           ========           ========            ========

Supplemental information:
  Interest paid                                                            $  1,553           $  1,325            $  1,408
                                                                           ========           ========            ========


                      See accompanying notes to financial
                                  statements.

                                             PLM EQUIPMENT GROWTH FUND
                                              (A Limited Partnership)
                                           NOTES TO FINANCIAL STATEMENTS
                                                 December 31, 1994


1.    Basis of Presentation

      Organization

      PLM Equipment Growth Fund, a California limited partnership (the "Partnership") was formed on January 28, 1986. The Partnership engages in the business of owning and leasing primarily used transportation equipment. The Partnership commenced significant operations in August 1986. Depositary Units evidencing limited partner ownership interests in the Partnership trade on the American Stock Exchange under the symbol "GFX." PLM Financial Services, Inc. ("FSI") is the General Partner. FSI is a wholly-owned subsidiary of PLM International, Inc. ("PLM International").

      The Partnership will terminate on December 31, 2006, unless terminated earlier upon sale of all equipment or by certain other events. Since the third quarter of 1994, in accordance with the Partnership agreement, the General Partner has stopped reinvesting excess cash and is using these funds, if any, for the repayment of outstanding debt and for distributions to the Partners. Beginning in the Partnership's eleventh year of operation, the General Partner intends to begin an orderly liquidation of the Partnership's assets.

      FSI manages the affairs of the Partnership. The net income (loss) and distributions of the Partnership are generally allocated 99% to the Limited Partners and 1% to the General Partner (see net income (loss) and distributions per Depositary Unit, below). The General Partner is entitled to an incentive fee equal to 15% of "Surplus Distributions" as defined in the Limited Partnership Agreement remaining after the Limited Partners have received a certain minimum rate of return.

      Operations

      The equipment of the Partnership is managed, under a continuing management agreement, by PLM Investment Management, Inc. ("IMI"), a wholly-owned subsidiary of FSI. IMI receives a monthly management fee from the Partnership for managing the equipment (see Note 2). FSI, in conjunction with its subsidiaries, syndicates investor programs, sells transportation equipment to investor programs and third parties, manages pools of transportation equipment under agreements with the investor programs, and is a general partner of other limited partnerships.

      Accounting for Leases

      The Partnership's leasing operations generally consist of operating leases. Under the operating lease method of accounting, the leased asset is recorded at cost and depreciated over its estimated useful life. Rental payments are recorded as revenue over the lease term. Lease origination costs are capitalized and amortized over the term of the lease.

                                              PLM EQUIPMENT GROWTH FUND
                                               A Limited Partnership
                                           NOTES TO FINANCIAL STATEMENTS
                                                 December 31, 1994

1.    Basis of Presentation (continued)

      Translation of Foreign Currency Transactions

      The Partnership is a domestic partnership, however, a limited number of the Partnership's transactions are denominated in a foreign currency. The Partnership's asset and liability accounts denominated in a foreign currency were translated into U.S. dollars at the rates in effect at the balance sheet dates, and revenue and expense items were translated at average rates during the year. Gains or losses resulting from foreign currency transactions are included in the results of operations and are not material.

      Depreciation and Amortization

      Depreciation of equipment held for operating leases is computed on 150% declining balance, or 200% declining balance method based upon estimated useful lives of 9 to 12 years for aircraft, 15 to 18 years for railcars and 12 years for marine containers, marine vessels, mobile offshore drilling units, and trailers. Both accelerated depreciation methods convert to straight line when annual depreciation expense using the straight line method exceeds that calculated by the accelerated method. Acquisition fees have been capitalized as part of the cost of the equipment. Lease negotiation fees are amortized over the initial equipment lease term. Debt placement fees and issuance costs are amortized over the term of the loan for which they were paid. Major expenditures which are expected to extend the useful lives or reduce future operating expenses for equipment are capitalized.

      Revaluation of Equipment

      The Partnership reviews the carrying value of its equipment at least annually in relation to expected future market conditions for the purpose of assessing recoverability of the recorded amounts. If projected future lease revenue plus residual values are less than the carrying value of the equipment, a loss on revaluation is recorded.

      Repairs and Maintenance

      Maintenance costs are usually the obligation of the lessee. If they are not covered by the lessee, they are charged against operations as incurred. To meet the maintenance obligations of certain aircraft airframes and engines, escrow accounts are prefunded by the lessees. Estimated costs associated with marine vessel drydockings are accrued and charged to income ratably over the period prior to such drydocking. The reserve accounts are included in the balance sheet as prepaid deposits and reserve for repairs. The prefunded amounts are included in the balance sheet as restricted cash.

      Net Income (Loss) and Distributions per Depositary Unit

      The net income (loss) and distributions of the Partnership are generally allocated 99% to the Limited Partners and 1% to the General Partner. The

                           PLM EQUIPMENT GROWTH FUND
                             A Limited Partnership
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1994

1.    Basis of Presentation (continued)

      Net Income (Loss) and Distributions per Depositary Unit (continued)

      Limited Partners' net income (loss) and distributions are allocated among the Limited Partners based on the number of Depositary Units owned by each Limited Partner. The General Partner received a special allocation of income in the amount of $117,000 in 1994, $128,000 in 1993, and $158,000 in 1992 resulting from a 1991 amendment to the Partnership Agreement.

      Cash distributions are recorded when paid. Cash distributions of $3.4 million ($0.575 per Depositary Unit) were declared on December 15, 1994 and paid on February 15, 1995 to the unitholders of record as of December 31, 1994. Cash distributions to investors in excess of net income are considered to represent a return of capital on a Generally Accepted Accounting Principals (GAAP) basis. Cash distributions to Limited Partners of $13.5 million, $12.0 million and $13.7 million in 1994, 1993, and 1992, respectively, were deemed to be a return of capital.

      Cash, Cash Equivalents, and Restricted Cash

      The Partnership considers highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less as cash equivalents. The carrying amount of cash equivalents approximates fair market value due to the short term nature of the investments. Lessee security deposits and required reserves held by the Partnership are considered restricted cash.

      Reclassifications

      Certain amounts in the 1993 financial statements have been reclassified to conform to the 1994 presentation.

2.    General Partner and Transactions with Affiliates

      FSI contributed $100 of the Partnership's initial capital. Under the equipment management agreement, IMI receives a monthly management fee equal to the greater of (i) 10% of "Cash Flow," or (ii) 1/12 of 1/2% of the book value of the equipment portfolio subject to reduction in certain events described in the Limited Partnership Agreement. Management fees were $1.7 million during 1994 ($1.7 million in 1993, $1.8 million in 1992). Additionally, the Partnership reimbursed FSI and its affiliates $0.6 million for administrative services and data processing expenses performed on behalf of the Partnership in 1994 ($0.5 million in both 1993 and 1992).

      In 1994, 1993, and 1992, the Partnership incurred no lease negotiation or equipment acquisition fees, to PLM Transportation Equipment Corporation ("TEC"). TEC is a wholly-owned subsidiary of FSI.

                                             PLM EQUIPMENT GROWTH FUND
                                               A Limited Partnership
                                           NOTES TO FINANCIAL STATEMENTS
                                                 December 31, 1994


2.    General Partner and Transactions with Affiliates (continued)

      The Partnership paid $0.1 million, $0.2 million, and $0.4 million in 1994 1993, and 1992, respectively, to Transportation Equipment Indemnity, Company, Ltd. ("TEI") which provides marine insurance coverage for Partnership equipment and other insurance brokerage services to the Partnership. TEI is an affiliate of the General Partner. A substantial portion of these amounts were paid to third party reinsurance underwriters or placed in risk pools managed by TEI on behalf of affiliated partnerships and PLM International which provide threshold coverages on marine vessel loss of hire and hull and machinery damage. All pooling arrangement funds are either paid out to cover applicable losses or refunded pro rata by TEI.

      As of December 31, 1994, approximately 99% of the Partnership's trailer equipment has been transferred into rental facilities operated by an affiliate of the General Partner. Revenues collected under short-term rental agreements with rental facilities' customers are distributed monthly to the owners of the related equipment. Direct expenses associated with the equipment and an allocation of indirect expenses of the rental yard operations are billed to the Partnership.

      The Partnership jointly owns certain equipment in conjunction with affiliated partnerships. In 1994, this equipment included three commuter aircraft, three commercial aircraft, one bulk carrier marine vessel, one product tanker, one aircraft engine and one mobile offshore drilling unit.

      At December 31, 1994, $0.2 million was due to FSI and its affiliates. At December 31, 1993, $0.1 million was due from FSI and its affiliates.

                                                PLM EQUIPMENT GROWTH FUND
                                               A Limited Partnership
                                           NOTES TO FINANCIAL STATEMENTS
                                                 December 31, 1994

3.    Equipment

      Equipment held for operating leases is stated at cost. Equipment held for sale is stated at the lower of the equipment's depreciated cost or estimated net realizable value and is subject to a pending contract for sale. The components of equipment at December 31, 1994 and 1993, are as follows (in thousands):

              Equipment held for operating leases:

                                                     1994               1993
                                                     ----               ----

Rail equipment                                      $  23,641         $  26,948
Marine containers                                       9,819            12,236
Marine vessels                                         22,264            22,696
Aircraft                                               36,721            42,258
Trailers                                               11,134            10,696
Mobile offshore drilling unit                          15,544            14,537
                                                    ---------         ---------
                                                      119,123           129,371
Less accumulated depreciation                         (69,122)          (68,273)
                                                    ---------         ---------
                                                       50,001            61,098
Equipment held for sale                                  --               1,316
                                                    ---------         ---------
Net equipment                                       $  50,001         $  62,414
                                                    =========         =========

      Revenues are earned by placing the equipment under operating leases which are billed monthly or quarterly. Some of the Partnership's marine vessels and marine containers are leased to operators of utilization-type leasing pools which include equipment owned by unaffiliated parties. In such instances revenues received by the Partnership consist of a specified percentage of revenues generated by leasing the pooled equipment to sub-lessees, after deducting certain direct operating expenses of the pooled equipment. Rents for other equipment are based on fixed rates.

      As of December 31, 1994, all equipment in the Partnership's portfolio was on lease or operating in PLM-affiliated short-term trailer rental facilities, except 96 marine containers off lease with an aggregate net book value of $0.3 million. At December 31, 1993, the Partnership had 125 marine containers and one commercial aircraft off lease with an aggregate net book value of $1.5 million.

      During 1994, the Partnership purchased a capital improvement for the mobile offshore drilling unit for $1.0 million and 40 refrigerated trailers for $0.9 million. During 1993, the Partnership purchased one jet engine for $2.8 million, a 12% interest in one commercial aircraft for $4.9 million (affiliated partnerships purchased the remaining ownership interests), and 225 over-the-road trailers for $2.0 million.

                           PLM EQUIPMENT GROWTH FUND
                             A Limited Partnership
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1994

3.    Equipment  (continued)

      During 1994, the Partnership sold or disposed of two commercial aircraft with an aggregate net book value of $0.4 million net of engine reserves of $0.7 million for proceeds of $1.1 million. During 1994, the Partnership also sold or disposed of five barges, 566 marine containers, 57 railcars, and 48 trailers with an aggregate net book value of $1.1 million for proceeds of $2.0 million. During 1993, the Partnership sold one marine vessel with a net book value of $1.1 million for $1.5 million. In addition, during 1993 the Partnership sold or disposed of 97 trailers, 914 marine containers, and 224 railcars with an aggregate net book value of $1.8 million for $2.2 million.

      At December 31, 1993, equipment held for sale included one commercial aircraft with a net book value of $1.3 million. During 1994, the Partnership reduced the carrying value of this commercial aircraft by $1.0 million to its estimated net realizable value, and the aircraft was sold in the second quarter. During 1994, the Partnership also reduced the carrying value of one commercial aircraft by $0.7 million, and one aircraft engine by $0.3 million, to their estimated net realizable values of $1.3 million and $1.6 million, respectively. During 1993, the Partnership reduced the carrying value of 50 pulpwood railcars by $0.1 million to their estimated net realizable value, and the railcars were subsequently sold. Additionally in 1993, the Partnership reduced the carrying value of the Partnership's 50% interest in one marine vessel by $1.2 million to its estimated net realizable value of $4.1 million. During 1992, the Partnership reduced the carrying value of one marine vessel by $0.2 million to its estimated net realizable value, and the marine vessel was sold in July 1992. During 1992, the Partnership also reduced the carrying value of one commercial aircraft by $1.8 million to its estimated net realizable value of $0.6 million, and the aircraft was sold in August 1992. Additionally in 1992, the Partnership reduced the carrying value of three commercial aircraft, held for operating leases, its 50% interest in one commuter aircraft, 114 marine containers, and 224 coal cars by $5.9 million to their aggregate estimated net book value of $7.2 million. The commuter aircraft, 114 marine containers, and the coal cars were subsequently sold.

      All leases are being accounted for as operating leases. Future minimum rentals under noncancelable leases at December 31, 1994, during each of the next five years are approximately $10.5 million - 1995; $6.6 million - 1996; $5.0 million - 1997; $3.4 million - 1998; $2.0 million - 1999.
      Contingent rentals based upon utilization were approximately $2.6 million, $3.1 million, and $5.9 million in 1994, 1993, and 1992, respectively.

      The Partnership owns certain equipment which is leased and operated internationally. Respective revenues and expenses (including depreciation and

                           PLM EQUIPMENT GROWTH FUND
                             A Limited Partnership
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1994

3.    Equipment  (continued)

              amortization) for these assets for the years ended December 31, 1994, 1993, and 1992 are as follows (in thousands):
                                                  1994         1993        1992
                                                  ----         ----        ----

Revenues:
  Rail equipment                                  $5,518      $5,694      $6,023
  Mobile offshore drilling unit                    2,112       2,109       2,055
  Marine vessels                                   6,495       5,638       6,031
  Marine containers                                1,832       2,746       2,439
  Aircraft                                         2,591       3,021       2,285

Expenses:
  Rail equipment                                  $2,028      $3,466      $3,234
  Mobile offshore drilling unit                    3,517       2,133       2,304
  Marine vessels                                   5,300       5,534       8,015
  Marine containers                                1,112       1,269       1,128
  Aircraft                                         1,624       2,646       2,176

              The net book value of these assets at December 31, 1994 and 1993 is as follows (in thousands):

                                                          1994           1993
                                                          ----           ----

Rail equipment                                           $ 8,471         $ 9,644
Mobile offshore drilling unit                              9,510          10,370
Marine vessels                                             8,226          10,024
Marine containers                                          4,183           5,744
Aircraft                                                   7,991          14,887

              There were no lessees accounting for 10% or more of total revenues during 1994. The only lessee accounting for 10% or more of the total revenues during 1993 was Scanports Shipping (11%). There were no lessees accounting for 10% or more of the total revenues during 1992.

4.            Note Payable

              The Partnership has arranged a $28.0 million nonrecourse unsecured loan with a bank. The terms of the loan provide for quarterly payment of interest only at LIBOR plus 1.25 percent per annum (7.25% at December 31, 1994, and 4.75% at December 31, 1993). The
              loan is due September 30, 1995. The Partnership intends, and believes it will be able to, refinance the debt prior to maturity. At December 31, 1994 and 1993, $28.0 million was outstanding on this loan. The loan limits additional borrowings and specifies covenants relating to tangible net worth, collateral coverage, and ratios for market value and composition of the equipment owned by the Partnership.

              The General Partner believes that the book value of the notes payable approximates fair value due to its variable interest rate.

                           PLM EQUIPMENT GROWTH FUND
                             A Limited Partnership
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1993


5.            Income Taxes

              The Partnership is not subject to income taxes as any income or loss is included in the tax returns of the individual Partners. Accordingly, no provision for income taxes has been made in the financial statements of the Partnership.

              As of December 31, 1994, there were temporary differences of approximately $12.5 million between the financial statement carrying values of certain assets and liabilities and the federal income tax bases of such assets and liabilities, primarily due to differences in depreciation methods and equipment reserves.

6.            Subsequent Event

              On  March   16,   1995,   the   Partnership   declared   quarterly
              distributions of $0.575 per outstanding depositary unit, payable May 15, 1995 to unitholders of record as of March 31, 1995.

                           PLM EQUIPMENT GROWTH FUND

                               INDEX OF EXHIBITS

Exhibit                                                      Page

   4.       Limited Partnership Agreement of Registrant       *

            Amendment to Limited Partnership Agreement of
            Registrant                                        *

   10.1     Management Agreement between Registrant and
            PLM Investment Management, Inc.                   *

   10.2     $28.0 Million Loan Agreement, dated as of
            August 29, 1989                                   *

   25.      Powers of Attorney                                51







--------
*        Incorporated by reference.  See page 33 of this report.