Form 10-Q
period 1995-03-31
PLM EQUIPMENT GROWTH FUND
filed 1995-05-12
CIK 788813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              -------------------
                                   FORM 10-Q

         [x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the quarter ended March 31, 1995.

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

         Indicate the number of units outstanding of each of the issuer's classes of partnership units, as of the latest practicable date:
                           Class                 Outstanding at May 11, 1995

         Limited Partnership Depositary Units    5,830,697

         General Partnership Units:              1

                           PLM EQUIPMENT GROWTH FUND
                            (A Limited Partnership)

                                 BALANCE SHEETS
                           (in thousands of dollars)

                                     ASSETS


                                                      March 31,     December 31,
                                                         1995          1994

Equipment held for operating leases, at cost          $  107,982     $  119,123
  Less accumulated depreciation                          (64,116)       (69,122)
                                                      ----------     ----------
                                                          43,866         50,001

Equipment held for sale                                    3,357           --
                                                      ----------     ----------
  Net equipment                                           47,223         50,001

Cash and cash equivalents                                  2,095          2,542
Restricted cash                                            3,024          1,952
Accounts receivable, less allowance for
  doubtful accounts of $186 at March 31, 1995,
  and $203 at December 31, 1994                            1,832          1,919
Prepaid expenses and other assets                            203            210
Deferred charges, net of accumulated
  amortization of $402 at March 31, 1995,
  and $381 at December 31, 1994                               24             45
                                                      ----------     ----------

        Total assets                                  $   54,401     $   56,669
                                                      ==========     ==========


                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
  Accounts payable and accrued expenses                 $   1,693     $   1,921
  Due to affiliates                                           131           230
  Security deposits                                           624           518
  Prepaid deposits and reserve for repairs                  1,824         1,937
  Note payable                                             28,000        28,000
                                                        ---------     ---------
        Total liabilities                                  32,272        32,606

Partners' capital (deficit):

Limited Partners (5,836,297 Depositary Units
    at March 31, 1995, and 5,848,197
    Depositary Units at December 31, 1994)                 22,440        24,374
General Partner                                              (311)         (311)
                                                        ---------     ---------
        Total partners' capital                            22,129        24,063
                                                        ---------     ---------

        Total liabilities and partners' capital         $  54,401     $  56,669
                                                        =========     =========


                      See accompanying notes to financial
                                  statements.

                           PLM EQUIPMENT GROWTH FUND
                            (A Limited Partnership)

                              STATEMENTS OF INCOME
                      For the Three Months Ended March 31,
                (thousands of dollars, except per unit amounts)



                                                            1995         1994
                                                            -----        -----

Revenues:

  Lease revenue                                            $ 6,020      $ 5,923
  Interest and other income                                     77           61
  Net gain (loss) on disposition of
    equipment                                                  643          (96)
                                                           -------      -------
        Total revenues                                       6,740        5,888

Expenses:

  Depreciation and amortization                              2,286        2,498
  Management fees to affiliate                                 336          363
  Repairs and maintenance                                      807          636
  Interest expense                                             531          342
  Insurance expense to affiliate                                94          (28)
  Other insurance expense                                       74           49
  Marine equipment operating expenses                          688           96
  General and administrative
    expenses to affiliates                                     218          136
  Other general and administrative
    expenses                                                   103          265
                                                           -------      -------
        Total expenses                                       5,137        4,357
                                                           -------      -------

Net income                                                 $ 1,603      $ 1,531
                                                           =======      =======

Partners' share of net income:
  Limited Partners                                         $ 1,569      $ 1,516
  General Partner                                               34           15
                                                           -------      -------

        Total                                              $ 1,603      $ 1,531
                                                           =======      =======

Net income per Depositary Unit
  (5,836,297 units at March 31, 1995;
         5,853,897 units at March 31, 1994)                $  0.27      $  0.26
                                                           =======      =======

Cash distributions                                         $ 3,397      $ 3,385
                                                           =======      =======

Cash distributions per Depositary Unit                     $  0.58      $  0.58
                                                           =======      =======



                      See accompanying notes to financial
                                  statements.

                           PLM EQUIPMENT GROWTH FUND
                            (A Limited Partnership)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                For the period ended December 31, 1993 to March
                                    31, 1995



                                        Limited         General
                                        Partners        Partner       Total


Partners' capital at
     December 31, 1993                 $   38,047     $     (311)    $   37,736

Net (loss) income                             (43)           118             75

Repurchase of Depositary Units               (168)          --             (168)

Cash distributions                        (13,462)          (118)       (13,580)
                                       ----------     ----------     ----------

Partners' capital at
     December 31, 1994                     24,374           (311)        24,063

Net income                                  1,569             34          1,603

Repurchase of Depositary Units               (140)          --             (140)

Cash distributions                         (3,363)           (34)        (3,397)
                                       ----------     ----------     ----------

Partners' capital at
     March 31, 1995                    $   22,440     $     (311)    $   22,129
                                       ==========     ==========     ==========






















                      See accompanying notes to financial
                                  statements.

                           PLM EQUIPMENT GROWTH FUND
                            (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                      For the Three Months Ended March 31,
                                 (in thousands)


                                                              1995       1994
                                                             ------     ------

Operating activities:
  Net income                                                $ 1,603     $ 1,531
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization                           2,286       2,498
      Net (gain) loss on disposition of equipment              (643)         96
        Changes in operating assets and liabilities:
        Decrease (increase) in accounts receivable,
             net                                                 87        (511)
        Decrease in due to affiliates                           (99)       --
        Decrease in prepaid expenses
          and other assets                                        7          10
        (Increase) decrease in restricted cash               (1,072)        995
        Decrease in accounts payable
          and accrued expenses                                 (228)       (260)
        Increase in security deposits                           106           3
        (Decrease) increase in prepaid deposits
          and reserve for repairs                              (113)         72
                                                            -------     -------
Net cash provided by operating activities                     1,934       4,434
                                                            -------     -------

Investing activities:
  Payments for capital improvements
       and equipment purchases                                  (12)        (22)
  Proceeds from disposition of equipment                      1,168          53
                                                            -------     -------
Net cash provided by investing activities                     1,156          31
                                                            -------     -------

Financing activities:
  Cash distributions paid to partners                        (3,397)     (3,385)
  Repurchases of Depositary Units                              (140)        (52)
                                                            -------     -------
Net cash used in financing activities                        (3,537)     (3,437)
                                                            -------     -------

Net (decrease) increase in cash and
  cash equivalents                                             (447)      1,028

Cash and cash equivalents at beginning of period              2,542       3,556
                                                            -------     -------

Cash and cash equivalents at end of period                  $ 2,095     $ 4,584
                                                            =======     =======

Supplemental information:
  Interest paid                                             $   508     $   333
                                                            =======     =======


                                  See    accompanying    notes   to    financial
statements.

                           PLM EQUIPMENT GROWTH FUND
                             A Limited Partnership
                         NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1995




1.    Opinion of Management

      In the opinion of the management of PLM Financial Services, Inc., the General Partner, the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth Fund (the "Partnership") as of March 31, 1995, and the statements of income and cash flows for the three months ended March 31, 1995, and 1994. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994, on file at the Securities and Exchange Commission.

2.    Reclassification

      Certain amounts in the 1994 financial statements have been reclassified to conform with the 1995 presentation.

3.    Cash Distributions

      Cash distributions are recorded when paid and totaled $3.4 million for both the three months ended March 31, 1995 and 1994. Cash distributions to Unitholders in excess of net income are considered to represent a return of capital. Cash distributions to Unitholders of $1.8 million and $1.9 million for the three months ended March 31, 1995, and 1994, respectively, were deemed to be a return of capital.

      Cash distributions of $3.4 million ($0.575 per Depositary Unit) were declared on March 16, 1995, and are to be paid on May 15, 1995, to the Unitholders of record as of March 31, 1995.

4.    Depositary Unit Repurchase Plan

      The Partnership has engaged in a program to repurchase up to 250,000 Depositary Units. During the three months ended March 31, 1995, the Partnership had repurchased 11,900 Depositary Units at a cost of $140,000. As of March 31, 1995, the Partnership had repurchased a total of 148,703 Depositary Units at a cost of $2.2 million.

                                             PLM EQUIPMENT GROWTH FUND
                                               A Limited Partnership
                                           NOTES TO FINANCIAL STATEMENTS
                                                   March 31, 1995

5.    Equipment

      Equipment held for operating leases is stated at cost. Equipment held for sale is stated at the lower of the equipment's depreciated cost or estimated net realizable value and is subject to a pending contract for sale.

      The components of equipment are as follows (in thousands):

                                                    March 31,      December 31,
                                                      1995              1994

Rail equipment                                      $  24,572         $  26,041
Marine containers                                       9,602             9,819
Marine vessels                                         17,539            22,264
Aircraft and aircraft engines                          29,622            34,321
Trailers                                               11,103            11,134
Mobile offshore drilling unit                          15,544            15,544
                                                    ---------         ---------
                                                      107,982           119,123
Less accumulated depreciation                         (64,116)          (69,122)
                                                    ---------         ---------
                                                       43,866            50,001
Equipment held for sale                                 3,357              --
                                                    ---------         ---------
Net equipment                                       $  47,223         $  50,001
                                                    =========         =========


Revenues are earned by placing the equipment under operating leases which are generally billed monthly or quarterly. Some of the Partnership's marine vessels and some of its marine containers are leased to operators of utilization-type leasing pools which include equipment owned by unaffiliated parties. In such instances, revenues received by the Partnership consist of a specified percentage of revenues generated by leasing the equipment to sublessees, after deducting certain direct operating expenses of the pooled equipment. Rents for railcars are based on mileage travelled or a fixed rate; rents for all other equipment are based on fixed rates.

As of March 31, 1995, all equipment in the Partnership's portfolio was on lease or operating in PLM-affiliated short-term trailer rental facilities except for one commuter aircraft in which the Partnership owns a 50% interest with a carrying value of $1.0 million, and 80 marine containers with a carrying value of $1.3 million.

During the three months ended March 31, 1995, the Partnership sold or disposed of 87 marine containers, six trailers, and 12 railcars with an aggregate net book value of $0.6 million for proceeds of $1.2 million. During the three months ended March 31, 1994, the Partnership sold or disposed of 101 marine containers, seven trailers, and two tankcars with an aggregate net book value of $0.2 million for aggregate proceeds of $0.1 million.

As of March 31, 1995, equipment held for sale included the Partnership's 50% interest in one commercial aircraft with a carrying value of $1.3 million, and the Partnership's 50% interest in one marine vessel with a carrying value of $2.1 million.

                           PLM EQUIPMENT GROWTH FUND
                             A Limited Partnership
                         NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1995


6.      Subsequent Event

 In April 1995, the Partnership sold its 50% interest in one commercial aircraft for its approximate carrying value of $1.3 million. In May 1995, the Partnership sold its 50% interest in one marine vessel with a carrying value of $2.1 million for approximately $2.3 million, net of selling costs. Included in the gain on sale of the marine vessel is the unused portion of accrued drydocking of $0.3 million. The aircraft and the marine vessel were included in equipment held for sale at March 31, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

(A)   Results of Operations - Quarter over Quarter Summary

The Partnership's net operating income before depreciation, amortization, and gain/loss on sales declined by approximately 21% for the quarter ended March 31, 1995 from the same period in 1994. Reductions in operating income resulted from:

- - -A decrease in aircraft net contribution due to the sale of two commercial aircraft during 1994 and due to a decrease in utilization rates in 1995;

- - -A decrease in marine  container net  contribution due to the sale of 566 marine containers  during 1994 and 87 marine  containers  during the three months ended
March 31, 1995;

- - -A  decrease in marine  vessel net  contribution  resulting  from an increase in operating expenses as one of the Partnership's  marine vessels transitioned from a "bareboat"  charter,  where the lessee pays for most operating  costs,  into a timecharter  operating in a marine vessel  utilization pool, where all operating costs and voyage costs, which are allocated on a pro rata basis within the pool, are absorbed by the lessor.

The net effect of re-leases on Partnership net income was relatively small. Interest expense increased as the base rate of interest on the Partnership's floating rate debt rose.

(B) Financial Condition - Capital Resources, Liquidity, Distributions, and Unit Redemption Plan

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

      For the quarter ended March 31, 1995, the General Partner generated sufficient operating revenues to meet its operating obligations, but used undistributed available cash from prior periods to maintain the current level of distributions to the partners.

      Pursuant to the Limited Partnership Agreement, the Partnership has ceased to reinvest in additional equipment. The General Partner has attempted to assemble an equipment portfolio capable of achieving a level of operating cash flow for the remaining life of the Partnership sufficient to meet its obligations and sustain a predictable level of distributions to the partners. Equipment sales now result in liquidation of the Partnership's portfolio, with proceeds being used for payment of debt or distributions to partners.

      The Partnership's permanent debt obligation matures in September, 1995. The General Partner intends to refinance part or all of this debt so that its maturity coincides with the liquidation phase of the Partnership, and to retire this refinanced debt with proceeds from sales of equipment during the liquidation phase of the Partnership.

(C)   Depositary Unit Repurchase Plan

The Partnership has engaged in a program to repurchase up to 250,000 Depositary Units. During the three months ended March 31, 1995, the Partnership had repurchased 11,900 Depositary Units at a cost of $140,000. As of March 31, 1995, the Partnership had repurchased a total of 148,703 Depositary Units at a cost of $2.2 million.

Comparison of the Partnership's Operating Results for the Three Months Ended March 31, 1995 and 1994

(A) Revenues

      Total revenues of $6.7 million for the quarter ended March 31, 1995 increased from $5.9 million for the same period in 1994.

(1) Lease revenues were $6.0 million for the quarter ended March 31, 1995 compared to $5.9 million in the same quarter of 1994. The following table presents lease revenues by equipment type:
                                                     For the three months ended
                                                                March 31,
                                                             (in thousands)
                                                          1995            1994
                                                         ------          -----
Rail equipment                                           $ 1,768         $ 1,774
Marine vessels                                             1,928           1,392
Aircraft                                                     775           1,073
Trailers                                                     659             574
Marine containers                                            444             577
Mobile offshore drilling unit                                446             533
                                                         -------         -------
                                                         $ 6,020         $ 5,923
                                                         =======         =======

The increase in 1995 lease revenues resulted from:

      (a) an increase of $0.5 million in marine vessel lease revenue resulting from one of the Partnership's marine vessels transferring from bareboat charter into a timecharter operating in a marine vessel utilization pool which earns higher daily rates but also assumes all operational costs and voyage costs, which are allocated on a pro rata basis within the pool;

      (b) an increase of $0.1 million in trailer lease revenue resulting from the purchase of 40 trailers during the second and third quarters of 1994;

      (c) a decrease of $0.3 million in aircraft lease revenue resulting from the sale of two commercial aircraft during the second and third quarters of 1994, and due to a decrease in utilization rates on an aircraft operating in a charter operation;

      (d) a decrease of $0.1 million in mobile offshore drilling unit lease revenue due to a reduced re-lease rate as a result of the rig's repositioning to the Gulf of Mexico during 1994 in order to capture greater long-term opportunity;

      (e) a decrease of $0.1 million in marine container lease revenue resulting from the sale of 87 marine containers in the first quarter of 1995, and the sale of 566 marine containers during 1994.

(2) Net gain on disposition of equipment in the first quarter 1995 totaled $0.6 million from the sale or disposal of 87 marine containers, six trailers, and 12 railcars, with a net book value of $0.6 million for proceeds of $1.2 million, compared to a net loss on disposition of equipment in the first quarter 1994 from the sale or disposal of 101 marine containers, seven trailers, and two tankcars with a net book value of approximately $0.2 million for proceeds of approximately $0.1 million.

(B) Expenses

Total expenses for the three months ended March 31, 1995 of $5.1 million increased from $4.4 million for the same period in 1994. The increase in 1995 was primarily attributable to higher marine equipment operating expenses, repair and maintenance, interest, and insurance expense, partially offset by lower depreciation and amortization, and general and administrative expenses.

(1) Direct operating expenses (defined as repairs and maintenance, insurance expenses, and marine equipment operating expenses) increased to $1.7 million in the first quarter 1995 from $0.8 million in the same period in 1994. The increase resulted from:

      (a) an increase of $0.6 million in marine equipment operating expenses due to one of the Partnership's marine vessels transferring from bareboat charter, where the lessee is responsible for most operating costs, into a timecharter operating in a marine vessel utilization pool where the Partnership is responsible for all operating costs and voyage costs, which are allocated on a pro rata basis within the pool;

      (b) an increase of $0.2 million in repairs and maintenance expenses due to one of the Partnership's marine vessels transferring from bareboat charter, where the lessee is responsible for most repair and maintenance costs, into a timecharter operating in a marine vessel utilization pool where the Partnership is responsible for all repair and maintenance costs;

      (c) an increase of $0.1 million in insurance expense which resulted from a refund in the first quarter of 1994 from an insurance pool which the Partnership's marine vessels participate due to lower than expected insurance claims in the pool. A similar refund was not received in the first quarter of 1995.

(2) Indirect operating expenses (defined as depreciation and amortization expense, management fees, interest expense, and general and administrative expenses ) were $3.4 million in the first quarter of 1995 compared to $3.6 for the same quarter of 1994. The decrease in indirect operating expenses resulted from:

   (a) a decrease of $0.2 million in depreciation and amortization  expense from
1994  levels   reflecting  the   Partnership's   use  of  the   double-declining
depreciation method and the sale of certain assets during 1995 and 1994;

   (b) a decrease of $0.1 million in general and administrative expenses due to an adjustment to decrease accrued expenses related to the repositioning of the Partnership's offshore drilling unit, and a decrease in consulting and bad debt expenses;

   (c) an increase of $0.2 million in interest expense resulting from an increase in the LIBOR rate of interest on the Partnership's debt.

(C) Net Income

As a result of the foregoing, the Partnership's net income was $1.6 million in the first quarter of 1995 compared to $1.5 million during the same period in 1994. The Partnership's ability to operate and liquidate assets, secure leases, and re- lease those assets whose leases expire during the duration of the Partnership is subject to many factors and the Partnership's performance in the first quarter 1995 is not necessarily indicative of future periods. In the first quarter 1995, the Partnership distributed $3.4 million to the Unitholders, or $0.58 per Depositary Unit.

Trends

Generally, Partnership performance continues to be sensitive to trends in those industry segments in which the Partnership equipment is either subject to frequent re-leasing activity, or is impacted by changing demand for particular Partnership equipment. In the former case, the Partnership's trailers have been subject to softening demand, particularly for refrigerated over-the-road units; and its rig and vessels have been subject to relatively low rates in essentially static markets. In the latter case, the Partnership's 10-12 year old marine containers (the majority of its marine container portfolio) are being retired at an increased rate as container manufacturers step up deliveries of new containers; while demand for the Partnership's older Stage II aircraft and engines has declined in the U.S. market, leading the General Partner to remarket such equipment abroad. Currently, demand for Partnership equipment remains strong in the rail and over-the-road dry van areas.

The General Partner monitors these equipment markets. In those markets in which the cyclical nature of demand has short- to intermediate-term impact, the General Partner expects that partnership performance will be subject to such market fluctuations and will vary accordingly. In those markets in which demand for Partnership equipment has dropped for unacceptable lengths of time, the General Partner takes appropriate action to reduce the Partnership's exposure to such events.

The Partnership intends to use excess cash flow, if any, after payment of expenses, for loan principal and cash distributions to investors.

                          PART II - OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM FORM 8-K

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



                                            PLM EQUIPMENT GROWTH FUND

                                            By:  PLM Financial Services, Inc.
                                                 General Partner




Date:  May 11, 1995                         By: /s/ David J. Davis
                                                ------------------
                                                David J. Davis
                                                Vice President and
                                                Corporate Controller