Form 10-Q
period 1995-06-30
PLM EQUIPMENT GROWTH FUND
filed 1995-08-07
CIK 788813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              -------------------
                                   FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarter ended June 30, 1995.

                                       or

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

        One Market, Steuart Street Tower,
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

         Indicate the number of units outstanding of each of the issuer's classes of partnership units, as of the latest practicable date:

                                           Class Outstanding at August 7, 1995


    Limited Partnership Depositary Units:                    5,820,150

    General Partnership Units:                                    1

                           PLM EQUIPMENT GROWTH FUND
                            (A Limited Partnership)

                                 BALANCE SHEETS
                           (in thousands of dollars)



                                     ASSETS


                                                                                 June 30,            December 31,
                                                                                   1995                 1994

Equipment held for operating leases, at cost                                    $  104,837          $  119,123
Less accumulated depreciation                                                      (64,254)            (69,122)
  Net equipment                                                                     40,583              50,001

Cash and cash equivalents                                                            5,377               2,542
Restricted cash                                                                      4,410               1,952
Accounts receivable, less allowance for doubtful accounts
  of $254 at June 30, 1995, and $203 at December 31, 1994                            1,683               1,919
Prepaid expenses and other assets                                                      151                 210
Deferred charges, net of accumulated amortization of
  $417 at June 30, 1995, and $381 at December 31, 1994                                   9                  45

Total assets                                                                    $   52,213          $   56,669

                       LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

Accounts payable and accrued expenses                                           $    1,552          $    1,921
Due to affiliates                                                                      185                 230
Security deposits                                                                      572                 518
Prepaid deposits and reserve for repairs                                             1,533               1,937
Note payable                                                                        28,000              28,000
Total liabilities                                                                   31,842              32,606

Partners' capital (deficit):

Limited Partners (5,820,150 Depositary Units
  at June 30, 1995, and 5,848,197 Depositary
  Units at December 31, 1994)                                                       20,682              24,374
General Partner                                                                       (311)               (311)
    Total partners' capital                                                         20,371              24,063

Total liabilities and partners' capital                                         $   52,213          $   56,669




                      See accompanying notes to financial
                                  statements.

                           PLM EQUIPMENT GROWTH FUND
                            (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                (thousands of dollars, except per unit amounts)


                                                                      For the three months               For the six months
                                                                         ended June 30,                    ended June 30,
                                                                       1995          1994                1995           1994
          Revenues:

            Lease revenue                                            $  5,202      $ 5,629            $  11,222      $  11,552
            Interest and other income                                      94           42                  171            103
            Net gain (loss) on disposition of equipment                 1,148          (94)               1,791           (190)
                 Total revenues                                         6,444        5,577               13,184         11,465

          Expenses:

            Depreciation and amortization                               2,194        2,638                4,480          5,136
            Management fees to affiliate                                  347          293                  683            656
            Repairs and maintenance                                       360          753                1,167          1,389
            Interest expense                                              541          350                1,072            692
            Insurance expense to affiliate                                 37           46                  131             18
            Other insurance expense                                       126          121                  200            170
            Marine equipment operating expenses                           618          528                1,306            623
            General and administrative expenses to affiliate              203          165                  421            301
            Other general and administrative expenses                     191          253                  294            519
            Loss on revaluation of equipment                               --          960                   --            960
                 Total expenses                                         4,617        6,107                9,754         10,464

          Net income (loss)                                          $  1,827      $  (530)           $   3,430      $   1,001

          Partners' share of net income (loss):
            Limited Partners                                         $  1,793      $  (564)           $   3,362      $     951
            General Partner                                                34           34                   68             50

                 Total                                               $  1,827      $  (530)           $   3,430      $   1,001

          Net income (loss) per Depositary
           Unit (5,820,150 Units at June
           30, 1995; 5,853,197 Units at
           June 30, 1994)                                            $   0.31      $ (0.10)           $    0.58      $    0.16

          Cash distributions                                         $  3,391      $ 3,400            $   6,788      $   6,785

          Cash distributions per Depositary Unit                     $   0.58      $  0.58            $    1.15      $    1.15





                See accompanying notes to financial statements.

                           PLM EQUIPMENT GROWTH FUND
                            (A Limited Partnership)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
         For the year ended December 31, 1994 and the six months ended
                                 June 30, 1995
                                 (in thousands)



                                                                  Limited            General
                                                                 Partners            Partner               Total

  Partners' capital (deficit) at December 31, 1993              $   38,047            $ (311)           $  37,736

  Net (loss) income                                                    (43)              118                   75

  Repurchase of Depositary Units                                      (168)               --                 (168)

  Cash distributions                                               (13,462)             (118)             (13,580)

  Partners' capital (deficit) at December 31, 1994                  24,374              (311)              24,063

  Net income                                                         3,362                68                3,430

  Repurchase of Depositary Units                                      (334)               --                 (334)

  Cash distributions                                                (6,720)              (68)              (6,788)

  Partners' capital (deficit) at June 30, 1995                  $   20,682            $ (311)           $  20,371























                See accompanying notes to financial statements.

                           PLM EQUIPMENT GROWTH FUND
                            (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                       For the Six Months Ended June 30,
                                 (in thousands)


                                                              1995        1994

Operating activities:                                       $ 3,430     $ 1,001
  Net income
  Adjustment to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization                           4,480       5,136
      Net (gain) loss on disposition of equipment            (1,791)        190
      Loss on revaluation of equipment                         --           960
      Changes in operating assets and liabilities:
        Accounts receivable, net                                236        (709)
        Due to affiliates                                       (45)         41
        Prepaid expenses and other assets                        59         (82)
        Restricted cash                                         (54)        334
        Accounts payable and accrued expenses                   (98)       (616)
        Security deposits                                        54         (10)
        Prepaid deposits and reserve for repairs               (404)        (68)
Net cash provided by operating activities                     5,867       6,177

Investing activities:
  Payments for capital improvements and
   equipment purchases                                          (40)       (248)
  (Increase) decrease in restricted cash                     (2,404)         24
  Proceeds from disposition of equipment                      6,534       1,326
Net cash provided by investing activities                     4,090       1,102

Financing activities:
  Cash distributions paid to partners                        (6,788)     (6,785)
  Repurchases of Depositary Units                              (334)        (64)
Net cash used in financing activities                        (7,122)     (6,849)

Net increase in cash and cash equivalents                     2,835         430

Cash and cash equivalents at beginning of period              2,542       3,556

Cash and cash equivalents at end of period                  $ 5,377     $ 3,986

Supplemental information:
  Interest paid                                             $ 1,044     $   690










                      See accompanying notes to financial
                                  statements.

                           PLM EQUIPMENT GROWTH FUND
                             A Limited Partnership
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1995



1.   Opinion of Management

     In the opinion of the management of PLM Financial Services, Inc., the General Partner, the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth Fund (the "Partnership") as of June 30, 1995, the statements of operations for the three and six months ended June 30, 1995 and 1994, the statements of changes in Partners' capital for the year ended December 31, 1994 and the six months ended June 30, 1995, and the statements of cash flows for the six months ended June 30, 1995 and 1994. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994, on file at the Securities and Exchange Commission.

2.   Cash Distributions

     Cash distributions are recorded when paid and totaled $6.8 million for both the six months ended June 30, 1995 and 1994. Cash distributions to Unitholders in excess of net income are considered to represent a return of capital. Cash distributions to Unitholders of $3.4 million and $5.8 million for the six months ended June 30, 1995 and 1994, respectively, were deemed to be a return of capital.

     Cash distributions of $3.4 million ($0.58 per Depositary Unit) were declared on June 15, 1995, and are to be paid on August 15, 1995, to the Unitholders of record as of June 30, 1995.

3.   Depositary Unit Repurchase Plan

     The Partnership has engaged in a program to repurchase up to 250,000 Depositary Units. During the six months ended June 30, 1995, the Partnership had repurchased 28,047 Depositary Units at a cost of $334,000. As of June 30, 1995, the Partnership had repurchased a total of 164,850 Depositary Units at a cost of $2.4 million.

4.   Equipment

     Equipment held for operating leases is stated at cost.

     The components of equipment are as follows (in thousands):


                                                     June 30,      December 31,
                                                       1995              1994
Railcar equipment                                   $  24,495         $  26,041
Marine containers                                       9,108             9,819
Marine vessels                                         17,539            22,264
Aircraft and aircraft engines                          27,242            34,321
Trailers                                               10,909            11,134
Mobile offshore drilling unit                          15,544            15,544
                                                      104,837           119,123
Less accumulated depreciation                         (64,254)          (69,122)
Net equipment                                       $  40,583         $  50,001

                           PLM EQUIPMENT GROWTH FUND
                             A Limited Partnership
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1995


4.    Equipment (continued)

     Revenues are earned by placing the equipment under operating leases which are generally billed monthly or quarterly. Some of the Partnership's marine containers are leased to operators of utilization-type leasing pools which include equipment owned by unaffiliated parties. In such instances, revenues received by the Partnership consist of a specified percentage of revenues generated by leasing the equipment to sublessees, after deducting certain direct operating expenses of the pooled equipment. Rents for railcars are based on mileage traveled or a fixed rate; rents for all other equipment are based on fixed rates.

     As of June 30, 1995, all equipment in the Partnership's portfolio was on lease or operating in PLM-affiliated short-term trailer rental facilities except for 73 marine containers with a carrying value of $0.2 million.

     During the six months ended June 30, 1995, the Partnership sold or disposed of one marine vessel, 247 marine containers, one commercial aircraft, one commuter aircraft, 35 trailers, and 15 railcars with an aggregate net book value of $5.0 million for proceeds of $6.5 million. Included in the gain on sale of the marine vessel is the unused portion of accrued drydocking of $0.3 million. During the six months ended June 30, 1994, the Partnership sold or disposed of two commercial aircraft, 112 marine containers, eight trailers, and 53 railcars with an aggregate net book value of $1.5 million for aggregate proceeds of $1.3 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

(A)  Results of Operations - For the six months ended June 30, 1995 and 1994

The Partnership's net operating income before loss on revaluation, depreciation, amortization, and gain/loss on sales declined by approximately 16% for the six months ended June 30, 1995 from the same period in 1994.
Reductions in operating income resulted from:

-A decrease in aircraft net contribution due to the sale of two commercial aircraft during 1994, and due to the sale of one commercial aircraft and one commuter aircraft during 1995;

-A decrease in marine container net contribution due to the sale of 566 marine containers during 1994 and 247 marine containers during the six months ended June 30, 1995;

-A decrease in marine vessel net contribution resulting from an increase in operating expenses as one of the Partnership's marine vessels transitioned from a "time" charter, where the lessee pays for most operating costs, into a "voyage" charter where all voyage costs are absorbed by the lessor.

         The net effect of re-leases on Partnership net income was relatively small. Interest expense increased as the base rate of interest on the Partnership's floating rate debt rose.

(B)  Financial Condition - Capital Resources, Liquidity, and Distributions

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

         For the six months ended June 30, 1995, the General Partner generated sufficient operating cash flows to meet its operating obligations, but used undistributed available cash from prior periods of $0.9 million to maintain the current level of distributions to the partners.

         Pursuant to the Limited Partnership Agreement, the Partnership ceased during the third quarter of 1994 to reinvest in additional equipment. The General Partner has attempted to assemble an equipment portfolio capable of achieving a level of operating cash flow for the remaining life of the Partnership sufficient to meet its obligations and sustain a predictable level of distributions to the partners. Equipment sales now result in partial liquidation of the Partnership's portfolio, with proceeds being used for payment of debt or distributions to partners.

         The Partnership's permanent debt obligation matures in September, 1995. The General Partner intends to refinance part or all of this debt so that its maturity coincides with the liquidation phase of the Partnership, and to retire this refinanced debt with proceeds from sales of equipment during the liquidation phase of the Partnership. Negotiations on the refinancing are currently under way.

         The Partnership intends to use excess cash flow, if any, after payment of expenses, for loan principal and cash distributions to investors.

(C)  Depositary Unit Repurchase Plan

The Partnership has engaged in a program to repurchase up to 250,000 Depositary Units. During the six months ended June 30, 1995, the Partnership had repurchased 28,047 Depositary Units at a cost of $334,000. As of June 30, 1995, the Partnership had repurchased a total of 164,850 Depositary Units at a cost of $2.4 million.

Comparison of the Partnership's Operating Results for the Three Months Ended June 30, 1995 and 1994

(A)  Revenues

Total revenues of $6.4 million for the quarter ended June 30, 1995 increased from $5.6 million for the same quarter in 1994. The increase in 1995 revenues was primarily attributable to a recorded net gain on the sale or disposition of equipment compared to a net loss during the same period of 1994.

(1) Lease revenues decreased to $5.2 million for the quarter ended June 30, 1995 compared to $5.6 million in the same quarter of 1994. The following table presents lease revenues by equipment type (in thousands):


                                                           For the three months
                                                              ended June 30,
                                                           1995            1994

Railcar equipment                                         $1,682          $1,740
Marine vessels                                             1,473           1,367
Aircraft and aircraft engines                                637           1,025
Trailers                                                     638             652
Marine containers                                            394             441
Mobile offshore drilling unit                                378             404
                                                          $5,202          $5,629


The decrease in 1995 lease revenues primarily resulted from:

     (a) a decrease of $0.4 million in aircraft and aircraft engine lease revenue resulting from the sale of two commercial aircraft in June of 1994, and the sale of one commercial aircraft and one commuter aircraft during the three months ended June 30, 1995;

     (b) a decrease of $0.1 million in railcar lease revenue resulting from the sale of 57 railcars during 1994, and 15 railcars during 1995;

     (c) an increase of $0.1 million in marine vessel lease revenue resulting one of the Partnership's marine vessels, operating on a "voyage" charter, earning higher daily rates, offset partially by lower lease revenues due to the sale of one of the Partnership's marine vessels in the second quarter of 1995.

     (2) Net gain on disposition of equipment for the second quarter 1995 totaled $1.1 million from the sale or disposal of one marine vessel, 160 marine containers, one commercial aircraft, one commuter aircraft, 29 trailers, and three railcars, with an aggregate net book value of $4.5 million for aggregate proceeds of $5.3 million. Included in the gain on sale of the marine vessel is the unused portion of accrued drydocking of $0.3 million. For the second quarter of 1994, the $0.1 million net loss on disposition of equipment resulted from the sale or disposal of two commercial aircraft, 11 marine containers, one trailer, and 51 railcars with an aggregate net book value of $1.3 million for aggregate proceeds of $1.2 million.

(B)  Expenses

Total expenses for the three months ended June 30, 1995 of $4.6 million decreased from $6.1 million for the same period in 1994. The decrease in 1995 was primarily attributable to lower depreciation and amortization and repair and maintenance expense, and a loss on revaluation of equipment recorded in 1994, partially offset by higher interest and marine equipment operating expenses.

(1) Direct operating expenses (defined as repairs and maintenance, insurance expenses, and marine equipment operating expenses) decreased to $1.1 million in the second quarter 1995 from $1.4 million in the same period in 1994. The decrease resulted from:

     (a) a decrease of $0.4 million in repairs and maintenance expenses resulting from lower running repair expenses for the Partnership's railcar assets, and due to the sale of a total of 72 railcars in 1994 and 1995, and one marine vessel in the second quarter of 1995;

     (b) an increase of $0.1 million in marine equipment operating expenses due to one of the Partnership's marine vessels transferring in June of 1994 from a "time" charter, where the lessee pays for most operating costs into a "voyage" charter where all voyage costs are paid by the Partnership.

(2) Indirect operating expenses (defined as depreciation and amortization expense, management fees, interest expense, and general and administrative expenses ) were $3.5 million in the second quarter of 1995 compared to $3.7 for the same quarter of 1994. The decrease in indirect operating expenses resulted from:

     (a) a decrease of $0.4 million in depreciation and amortization expense from 1994 levels reflecting the Partnership's use of the double-declining depreciation method and the sale of certain assets during 1995 and 1994;

     (b) an increase of $0.2 million in interest expense resulting from an increase in the floating rate of interest on the Partnership's debt.

(3) There was no loss on revaluation of equipment recorded during the quarter ended June 30, 1995. During the quarter ended June 30, 1994, the Partnership recorded a loss on revaluation of equipment of $1.0 million resulting from the reduction in carrying value of one commercial aircraft to its estimated net realizable value.

(C) Net Income (Loss)

As a result of the foregoing, the Partnership's net income of $1.8 million in the second quarter of 1995, increased from a net loss of $0.5 million during the same period in 1994. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors and the Partnership's performance in the second quarter 1995 is not necessarily indicative of future periods. In the second quarter 1995, the Partnership distributed $3.4 million to the Unitholders, or $0.58 per Depositary Unit.

Comparison of the Partnership's Operating Results for the Six Months Ended June 30, 1995 and 1994

(A) Revenues

Total revenues of $13.2 million for the six months ended June 30, 1995 increased from $11.5 million for the same period in 1994. The increase in 1995 revenues was primarily attributable to a recorded net gain on the sale or disposition of equipment compared to a net loss for the same period in 1994.

(1) Lease revenues decreased to $11.2 million for the six months ended June 30, 1995 from $11.6 million in the same period of 1994. The following table presents lease revenues by equipment type (in thousands):

                                                            For the six months
                                                              ended June 30,
                                                          1995             1994

Railcar equipment                                        $ 3,450         $ 3,514
Marine vessels                                             3,401           2,759
Aircraft and aircraft engines                              1,412           2,098
Trailers                                                   1,297           1,226
Marine containers                                            838           1,018
Mobile offshore drilling unit                                824             937
                                                         $11,222         $11,552

The decrease in 1995 lease revenues resulted from:

     (a) a decrease of $0.7 million in aircraft lease revenue resulting from the sale of two commercial aircraft in June of 1994, and the sale of one commercial aircraft and one commuter aircraft during the six months ended June 30, 1995;

     (b) a decrease of $0.2 million in marine container lease revenue resulting from the sale of 247 marine containers in the six months ended June 30, 1995, and the sale of 566 marine containers during 1994;

     (c) a decrease of $0.1 million in mobile offshore drilling unit ("rig") lease revenue due to a reduced re-lease rate as a result of the rig's repositioning to the Gulf of Mexico during 1994 in order to capture greater long-term opportunity;

     (d) an increase of $0.6 million in marine vessel lease revenue resulting from one of the Partnership's marine vessels, operating on a "voyage" charter, earning higher daily rates;

     (e) an increase of $0.1 million in trailer lease revenue resulting from the purchase of 40 trailers during the second and third quarters of 1994.

(2) Net gain on disposition of equipment for the six months ended June 30, 1995 totaled $1.8 million from the sale or disposal of one marine vessel, 247 marine containers, one commercial aircraft, one commuter aircraft, 35 trailers, and 15 railcars, with an aggregate net book value of $5.0 million for aggregate proceeds of $6.5 million. Included in the gain on sale of the marine vessel is the unused portion of accrued drydocking of $0.3 million. For the six months ended June 30, 1994, the $0.2 million net loss on disposition of equipment resulted from the sale or disposal of two commercial aircraft, 112 marine containers, eight trailers, and 53 railcars with an aggregate net book value of $1.5 million for aggregate proceeds of $1.3 million.

(B)  Expenses

Total expenses for the six months ended June 30, 1995, of $9.8 million decreased from $10.5 million for the same period in 1994. The decrease in 1995 was primarily attributable to lower depreciation and amortization, repairs and maintenance, and a loss on revaluation of equipment recorded in 1994, offset partially by higher marine operating, interest and insurance expense.

(1) Direct operating expenses (defined as repairs and maintenance, insurance expenses, and marine equipment operating expenses) increased to $2.8 million in the six months ended June 30, 1995 from $2.2 million in the same period in 1994. The increase resulted from:

     (a) an increase of $0.7 million in marine equipment operating expenses due to one of the Partnership's marine vessels transferring in June 1994 from a "time" charter, where the lessee is responsible for most operating costs, into a voyage charter where all "voyage" costs are paid by the Partnership;

     (b) an increase of $0.1 million in insurance expense which resulted from a refund in the first quarter of 1994 from an insurance pool in which the Partnership's marine vessels participate due to lower than expected insurance claims in the pool. A similar refund was not received in the six months ended June 30, 1995;

     (c) a decrease of $0.2 million in repairs and maintenance expenses resulting from lower running repair expenses for the Partnership's railcar assets, and due to the sale of a total of 72 railcars in 1994 and 1995, and one marine vessel in the second quarter in 1995.

(2) Indirect operating expenses (defined as depreciation and amortization expense, management fees, interest expense, and general and administrative expenses ) were $7.0 million in the six months ended June 30, 1995 compared to $7.3 for the same period of 1994. The decrease in indirect operating expenses resulted primarily from:

     (a) a decrease of $0.7 million in depreciation and amortization expense from 1994 levels reflecting the Partnership's use of the double-declining depreciation method and the sale of certain assets during 1995 and 1994;

     (b) an increase of $0.4 million in interest expense resulting from an increase in the floating rate of interest on the Partnership's debt.

(3) There was no loss on revaluation of equipment recorded during the six months ended June 30, 1995. During the six months ended June 30, 1994, the Partnership recorded a loss on revaluation of equipment of $1.0 million resulting from the reduction in carrying value of one commercial aircraft to its estimated net realizable value.

(C) Net Income

As a result of the foregoing, the Partnership's net income of $3.4 million for the six months ended June 30, 1995 increased from net income of $1.0 million for the same period in 1994. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors and the Partnership's performance in the six months ended June 30, 1995 is not necessarily indicative of future periods. In the six months ended June 30, 1995, the Partnership distributed $6.7 million to the Unitholders, or $1.15 per Depositary Unit.

Trends

Generally, Partnership performance continues to be sensitive to trends in those industry segments in which the Partnership equipment is either subject to frequent re-leasing activity, or is impacted by changing demand for particular Partnership equipment. In the former case, the Partnership's trailers have been subject to softening demand, particularly for refrigerated over-the-road units; and its rig has been subject to relatively low rates in an essentially static market. In the latter case, the Partnership's 10-12 year old marine containers (the majority of its marine container portfolio) are being retired at an increased rate as container manufacturers step up deliveries of new containers; while demand for the Partnership's older Stage II aircraft and engines has declined in the U.S. market, leading the General Partner to remarket such equipment abroad. Currently, demand for Partnership equipment remains strong in the rail and over-the-road dry van areas.

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



                                              PLM EQUIPMENT GROWTH FUND

                                              By:  PLM Financial Services, Inc.
                                                   General Partner




      Date:  August 7, 1995                   By:  /s/ David J. Davis
                                                   ------------------
                                                   David J. Davis
                                                   Vice President and
                                                   Corporate Controller