Form 10-Q
period 1995-09-30
PLM EQUIPMENT GROWTH FUND
filed 1995-11-13
CIK 788813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q

     [x] Quarterly  Report  Pursuant  to Section  13 or 15(d) of the  Securities
         Exchange Act of 1934 For the quarter ended September 30, 1995.

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

         Indicate the number of units outstanding of each of the issuer's classes of partnership units, as of the latest practicable date:

          Class                           Outstanding at November 10, 1995


 Limited Partnership Depositary Units:             5,810,150

 General Partnership Units:                                1

                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)

                                 BALANCE SHEETS
                            (in thousands of dollars)



                                     ASSETS


                                                                                 September 30,       December 31,
                                                                                   1995                 1994
                                                                               -----------------------------------

Equipment held for operating leases, at cost                                    $  104,422          $  119,123
Less accumulated depreciation                                                      (65,996)            (69,122)
                                                                               -----------------------------------
  Net equipment                                                                     38,426              50,001

Cash and cash equivalents                                                            3,551               2,542
Restricted cash                                                                        187               1,952
Accounts receivable, less allowance for doubtful accounts
  of $312 at September 30, 1995, and $203 at December 31, 1994                       1,523               1,919
Prepaid expenses and other assets                                                      123                 210
Deferred charges, net of accumulated amortization of
  $426 at September 30, 1995, and $381 at December 31, 1994                            172                  45
                                                                               -----------------------------------

Total assets                                                                    $   43,982          $   56,669
                                                                               ===================================

                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

Accounts payable and accrued expenses                                           $    1,147          $    1,921
Due to affiliates                                                                      134                 230
Security deposits                                                                      187                 518
Prepaid deposits and reserve for repairs                                             1,584               1,937
Note payable                                                                        23,000              28,000
                                                                               -----------------------------------
Total liabilities                                                                   26,052              32,606

Partners' capital (deficit):

Limited Partners (5,820,150 Depositary Units
  at September 30, 1995, and 5,848,197 Depositary
  Units at December 31, 1994)                                                       18,241              24,374
General Partner                                                                       (311)               (311)
                                                                               -----------------------------------
    Total partners' capital                                                         17,930              24,063
                                                                               -----------------------------------

Total liabilities and partners' capital                                         $   43,982          $   56,669
                                                                               ===================================










                       See accompanying notes to financial
                                  statements.

                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                 (thousands of dollars, except per unit amounts)



                                                                      For the three months               For the nine months
                                                                      ended September 30,                ended September 30,
                                                                       1995          1994                1995           1994
                                                                    -------------------------------------------------------------
          Revenues:

            Lease revenue                                            $  4,829      $ 5,374            $  16,051      $  16,926
            Interest and other income                                     477          241                  648            344
            Net gain on disposition of equipment                          256          562                2,047            372
                                                                    -------------------------------------------------------------
                 Total revenues                                         5,562        6,177               18,746         17,642

          Expenses:

            Depreciation and amortization                               2,038        2,606                6,518          7,742
            Management fees to affiliate                                  331          502                1,014          1,158
            Repairs and maintenance                                       618          856                1,785          2,245
            Interest expense                                              517          441                1,589          1,133
            Insurance expense to affiliate                                 37           39                  168             57
            Other insurance expense                                        50          134                  250            304
            Marine equipment operating expenses                           513          717                1,819          1,340
            General and administrative expenses to affiliate              177          160                  598            461
            Other general and administrative expenses                     341          211                  635            730
            Loss on revaluation of equipment                               --           --                   --            960
            Loss on legal settlement                                       --          900                   --            900
                                                                    -------------------------------------------------------------
                                                                    -------------------------------------------------------------
                 Total expenses                                         4,622        6,566               14,376         17,030
                                                                    -------------------------------------------------------------

          Net income (loss)                                          $    940      $  (389)           $   4,370      $     612
                                                                    =============================================================

          Partners' share of net income (loss):
            Limited Partners                                         $    906      $  (423)           $   4,268      $     528
            General Partner                                                34           34                  102             84
                                                                    -------------------------------------------------------------

                 Total                                               $    940      $  (389)           $   4,370      $     612
                                                                    =============================================================

          Net income (loss) per Depositary
           Unit (5,820,150 Units at September
           30, 1995; 5,848,997 Units at
           September 30, 1994)                                       $   0.15      $ (0.07)           $    0.73      $    0.09
                                                                    =============================================================

          Cash distributions                                         $  3,380      $ 3,398            $  10,169      $  10,183
                                                                    =============================================================

          Cash distributions per Depositary Unit                     $   0.58      $  0.58            $    1.73      $    1.73
                                                                    =============================================================









                 See accompanying notes to financial statements.

                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
         For the year ended December 31, 1994 and the nine months ended
                               September 30, 1995
                                 (in thousands)



                                                                  Limited            General
                                                                 Partners            Partner               Total
                                                               ------------------------------------------------------

  Partners' capital (deficit) at December 31, 1993              $   38,047            $ (311)           $  37,736

  Net (loss) income                                                    (43)              118                   75

  Repurchase of Depositary Units                                      (168)               --                 (168)

  Cash distributions                                               (13,462)             (118)             (13,580)
                                                               ------------------------------------------------------

  Partners' capital (deficit) at December 31, 1994                  24,374              (311)              24,063

  Net income                                                         4,268               102                4,370

  Repurchase of Depositary Units                                      (334)               --                 (334)

  Cash distributions                                               (10,067)             (102)             (10,169)
                                                               ------------------------------------------------------

  Partners' capital (deficit) at September 30, 1995             $   18,241            $ (311)           $  17,930
                                                               ======================================================



























                 See accompanying notes to financial statements.

                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                     For the Nine Months Ended September 30,
                                 (in thousands)


                                                                            1995                 1994
                                                                        ----------------------------------

  Operating activities:
    Net income                                                           $   4,370            $     612
    Adjustment to reconcile net income
      to net cash provided by operating activities:
        Depreciation and amortization                                        6,518                7,742
        Net gain on disposition of equipment                                (2,047)                (372)
        Loss on revaluation of equipment                                        --                  960
        Changes in operating assets and liabilities:
          Accounts receivable, net                                             396                  229
          Due to affiliates                                                    (96)                   2
          Prepaid expenses and other assets                                     87                   33
          Deferred charges, net                                               (172)                  --
          Restricted cash                                                      331                  232
          Accounts payable and accrued expenses                               (503)                 429
          Security deposits                                                   (331)                (217)
          Prepaid deposits and reserve for repairs                            (353)                 (64)
                                                                        ----------------------------------
  Net cash provided by operating activities                                  8,200                9,586
                                                                        ----------------------------------

  Investing activities:
    Payments for capital improvements and
     equipment purchases                                                       (43)                (908)
    Proceeds from disposition of equipment                                   6,921                2,172
                                                                        ----------------------------------
  Net cash provided by investing activities                                  6,878                1,264
                                                                        ----------------------------------

  Financing activities:
    Principal repayment under note                                         (28,000)                  --
    Proceeds from note payable                                              23,000                   --
    Decrease (increase) in restricted cash                                   1,434                 (370)
    Cash distributions paid to partners                                    (10,169)             (10,183)
    Repurchases of Depositary Units                                           (334)                (134)
                                                                        ----------------------------------
  Net cash used in financing activities                                    (14,069)             (10,687)
                                                                        ----------------------------------

  Net increase in cash and cash equivalents                                  1,009                  163

  Cash and cash equivalents at beginning of period                           2,542                3,556
                                                                        ----------------------------------

  Cash and cash equivalents at end of period                             $   3,551            $   3,719
                                                                        ==================================

  Supplemental information:
    Interest paid                                                        $   1,703            $   1,111
                                                                        ==================================








                       See accompanying notes to financial
                                  statements.

                            PLM EQUIPMENT GROWTH FUND
                              A Limited Partnership
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1995



1.   Opinion of Management

     In the opinion of the management of PLM Financial Services, Inc., the General Partner, the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth Fund (the "Partnership") as of September 30, 1995, the statements of operations for the three and nine months ended September 30, 1995 and 1994, the statements of changes in Partners' capital for the year ended December 31, 1994 and the nine months ended September 30, 1995, and the statements of cash flows for the nine months ended September 30, 1995 and 1994. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994, on file at the Securities and Exchange Commission.

2.   Cash Distributions

     Cash distributions are recorded when paid and totaled $10.2 million for both the nine months ended September 30, 1995 and 1994. Cash distributions to Unitholders in excess of net income are considered to represent a return of capital using the GAAP basis. Cash distributions to Unitholders of $5.8 million and $9.6 million for the nine months ended September 30, 1995 and 1994, respectively, were deemed to be a return of capital.

     Cash distributions of $3.4 million ($0.58 per Depositary Unit) were declared on September 11, 1995, and are to be paid on November 15, 1995, to the Unitholders of record as of September 30, 1995.

3.   Depositary Unit Repurchase Plan

     The Partnership has engaged in a program to repurchase up to 250,000 Depositary Units. During the nine months ended September 30, 1995, the Partnership had repurchased 28,047 Depositary Units at a cost of $334,000. As of September 30, 1995, the Partnership had repurchased a total of 164,850 Depositary Units at a cost of $2.4 million.

4.   Future Delisting of Partnership Units

     The Partnership depositary units are listed and traded on the American Stock Exchange under the symbol GFX. Under the Internal Revenue Code ("the Code") the Partnership is classified as a Master Limited Partnership. The Code requires all Master Limited Partnerships traded on a national exchange be taxed as a corporation after December 31, 1997. Treating the Partnership as a corporation will mean the Partnership itself will become a taxable, rather than a "flow through" entity. As a taxable entity, the income of the Partnership will be subject to federal taxation at both the partnership level and at the investor level to the extent income is allocated to an investor. In order to avoid "double" taxation, it is the intent of the General Partner to delist the Partnership's depositary units from the American Stock Exchange prior to January 1, 1998. In this event, the
     Partnership's depositary units will no longer be publicly traded on a national stock exchange.

                            PLM EQUIPMENT GROWTH FUND
                              A Limited Partnership
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1995

5.   Equipment

     Equipment held for operating leases is stated at cost. The components of equipment are as follows (in thousands):


                                                                        September 30,       December 31,
                                                                            1995                1994
                                                                        ----------------------------------
  Railcar equipment                                                      $   24,339          $   26,041
  Marine containers                                                           8,940               9,819
  Marine vessels                                                             17,539              22,264
  Aircraft and aircraft engines                                              27,242              34,321
  Trailers                                                                   10,818              11,134
  Mobile offshore drilling unit                                              15,544              15,544
                                                                        ----------------------------------
                                                                            104,422             119,123
  Less accumulated depreciation                                             (65,996)            (69,122)
                                                                        ----------------------------------
                                                                        ==================================
  Net equipment                                                          $   38,426          $   50,001
                                                                        ==================================


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

     As of September 30, 1995, all equipment in the Partnership's portfolio was on lease or operating in PLM-affiliated short-term trailer rental facilities except for 70 marine containers and one aircraft engine with carrying values of $0.2 million and $1.4 million, respectively.

     During the nine months ended September 30, 1995, the Partnership sold or disposed of one of its 50%-owned marine vessels, 306 marine containers, one commercial aircraft, one commuter aircraft, 39 trailers, and 18 railcars with an aggregate net book value of $5.2 million for proceeds of $6.9 million. Included in the gain on sale of the marine vessel is the unused portion of accrued drydocking of $0.3 million. During the nine months ended September 30, 1994, the Partnership sold or disposed of two commercial aircraft, two barges, 410 marine containers, 31 trailers, and 55 railcars with an aggregate net book value of $1.8 million for aggregate proceeds of $2.2 million.

6.   Debt

     In September 1995, the Partnership closed a new $23.0 million adjustable rate senior secured note with a syndicate of insurance companies and repaid the existing $28.0 million note. The new facility, dated September 1, 1995, expires December 31, 1998. Principal payments of $7.0 million and $6.0 million are due March 31, 1996 and December 31, 1997, respectively, with the remaining unpaid principal balance due on December 31, 1998. Quarterly interest payments are due beginning December 31, 1995. Interest on the debt is equal to LIBOR plus 1.35% per annum and adjusts quarterly. The facility is secured by all of the Partnership's assets and requires, upon the sale of equipment, that the greater of 45% of the fair market value of the equipment or 60% of the net sales proceeds be deposited in a joint escrow account to be used to pay down the debt.

                            PLM EQUIPMENT GROWTH FUND
                              A Limited Partnership
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1995

7.   Subsequent Event

     During October 1995, the General Partner accepted an offer from a lessee for the purchase of its seven offshore supply vessels for $13.4 million. The net book value of these vessels at September 30, 1995 was $2.4 million. The sale is expected to close January 31, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

(A) Results of  Operations  - For the nine months ended  September  30, 1995 and
1994

The Partnership's net operating income before loss on revaluation, loss on legal settlement, depreciation, amortization, and gain/loss on sales declined by approximately 10% for the nine months ended September 30, 1995 from the same period in 1994. Reductions in operating income resulted from:

-A decrease in aircraft net contribution due to the sale of two commercial aircraft during 1994, and due to the sale of one commercial aircraft and one commuter aircraft during 1995;

-A decrease in marine container net contribution due to the sale of 566 marine containers during 1994 and 306 marine containers during the nine months ended September 30, 1995;

         The net effect of re-leases on Partnership net income was relatively small. Interest expense increased as the base rate of interest on the Partnership's floating rate debt rose.

(B)  Financial Condition - Capital Resources, Liquidity, and Distributions

The General Partner purchased the Partnership's initial equipment portfolio with capital raised from its initial equity offering and permanent debt financing. No further capital contributions from original partners are permitted under the terms of the Partnership's Limited Partnership Agreement, while the Partnership's total outstanding indebtedness, currently $23.0 million, cannot be increased. The Partnership relies on operating cash flow and proceeds from the disposition of equipment to meet its operating obligations and to make cash distributions to the Limited Partners.

         For the nine months ended September 30, 1995, the General Partner generated sufficient operating cash flows to meet its operating obligations, but used undistributed available cash from prior periods of $2.0 million to maintain the current level of distributions to the partners.

         Pursuant to the Limited Partnership Agreement, the Partnership ceased during the third quarter of 1994 to reinvest in additional equipment. During the reinvestment phase of the Partnership, the General Partner assembled an equipment portfolio capable of achieving a level of operating cash flow for the remaining life of the Partnership sufficient to meet its obligations and sustain a predictable level of distributions to the partners. Equipment sales now result in partial liquidation of the Partnership's portfolio, with proceeds being used for payment of debt or distributions to partners.

         Principal payments on the Partnership's $23.0 million debt obligation of $7.0 million and $6.0 million are due on March 31, 1996 and December 31, 1997, respectively, with the remaining principal balance due on December 31, 1998. The Partnership intends to retire the debt with proceeds from the sales of equipment during the liquidation phase of the Partnership.

         The Partnership intends to use excess cash flow, if any, after payment of expenses, for loan principal and cash distributions to investors.

(C)  Depositary Unit Repurchase Plan

The Partnership has engaged in a program to repurchase up to 250,000 Depositary Units. During the nine months ended September 30, 1995, the Partnership had repurchased 28,047 Depositary Units at a cost of $334,000. As of September 30, 1995, the Partnership had repurchased a total of 164,850 Depositary Units at a cost of $2.4 million.

(D)  Future Delisting of Partnership Units

The Partnership depositary units are listed and traded on the American Stock Exchange under the symbol GFX. Under the Internal Revenue Code ("the Code") the Partnership is classified as a Master Limited Partnership. The Code requires all Master Limited Partnerships traded on a national exchange be taxed as a corporation after December 31, 1997. Treating the Partnership as a corporation will mean the Partnership itself will become a taxable, rather than a "flow through" entity. As a taxable entity, the income of the Partnership will be subject to federal taxation at both the partnership level and at the investor level to the extent income is allocated to an investor. In order to avoid "double" taxation, it is the intent of the General Partner to delist the Partnership's depositary units from the American Stock Exchange prior to January 1, 1998. In this event, the Partnership's depositary units will no longer be publicly traded on a national stock exchange.

Comparison of the Partnership's Operating Results for the Three Months Ended September 30, 1995 and 1994

(A)  Revenues

Total revenues of $5.6 million for the quarter ended September 30, 1995 decreased from $6.2 million for the same quarter in 1994. The decrease was due primarily to lower lease revenues.

(1) Lease revenues decreased to $4.8 million for the quarter ended September 30, 1995 compared to $5.4 million in the same quarter of 1994. The following table presents lease revenues by equipment type (in thousands):

                                                                            For the three months
                                                                             ended September 30,
                                                                            1995             1994
                                                                         ----------------------------
  Railcar equipment                                                      $  1,658          $ 1,760
  Marine vessels                                                            1,214            1,391
  Aircraft and aircraft engines                                               605            1,026
  Trailers                                                                    549              353
  Marine containers                                                           421              429
  Mobile offshore drilling unit                                               382              415
                                                                         ============================
                                                                         $  4,829          $ 5,374
                                                                         ============================

The decrease in 1995 lease revenues primarily resulted from:

     (a) a decrease of $0.4 million in aircraft and aircraft engine lease revenue resulting from the sale of one commercial aircraft and one commuter aircraft during the second quarter of 1995;

     (b) a decrease of $0.2 million in marine vessel lease revenue due to the sale of one of the Partnership's 50%-owned marine vessels in the second quarter of 1995;

     (c) a decrease of $0.1 million in railcar lease revenue resulting from the sale of 57 railcars during 1994, and 18 railcars during 1995;

     (d) an increase of $0.2 million in trailer lease revenue resulting from a correction adjustment which reduced trailer revenues booked in the comparable prior year period.

(2) Interest and other income increased to $0.5 million for the quarter ended September 30, 1995, compared to $0.2 million in the same quarter of 1994. During the third quarter of 1995, $0.3 million was taken into income which represented accrued interest income on deposit balances no longer payable.

(3) Net gain on disposition of equipment for the third quarter 1995 totaled $0.3 million from the sale or disposal of 59 marine containers, four trailers, and three railcars, with an aggregate net book value of $0.1 million for aggregate proceeds of $0.4 million. For the third quarter of 1994, the $0.6 million net gain on disposition of equipment resulted from the sale or disposal of two barges, 298 marine containers, 23 trailers, and two railcars with an aggregate net book value of $0.2 million for aggregate proceeds of $0.8 million.

(B)  Expenses

Total expenses for the three months ended September 30, 1995 of $4.6 million decreased from $6.6 million for the same period in 1994. The decrease in 1995 was primarily attributable to no losses on legal settlements in 1995, lower depreciation and amortization, repairs and maintenance, management fees to affiliate, marine equipment operating expenses and insurance expenses, partially offset by higher interest and general and administrative expenses.

(1) Direct operating expenses (defined as repairs and maintenance, insurance expenses, and marine equipment operating expenses) decreased to $1.2 million in the third quarter 1995 from $1.8 million in the same period in 1994. The decrease resulted from:

     (a) a decrease of $0.2 million in repairs and maintenance expenses resulting from actual refurbishment costs for the Partnership vessels being lower than the amount previously accrued;

     (b) a decrease of $0.2 million in marine equipment operating expenses due to the sale of one of the Partnership's 50%-owned marine vessels during the second quarter of 1995;

     (c) a decrease of $0.1 million in insurance expense due to the sale of one of the Partnership's 50%-owned marine vessels during the second quarter of 1995.

(2) Indirect operating expenses (defined as depreciation and amortization expense, management fees, interest expense, and general and administrative expenses ) were $3.4 million in the third quarter of 1995 compared to $3.9 for the same quarter of 1994. The decrease in indirect operating expenses resulted from:

     (a) a decrease of $0.6 million in depreciation and amortization expense from 1994 levels primarily due to the sale of certain assets during 1995 and 1994;

     (b) a decrease of $0.2 million in management fees to affiliate due to a decrease in the Partnership's operating cash flow;

     (c) an increase of $0.2 in general and administrative expenses resulting from an increase in the provision for bad debts;

     (d) an increase of $0.1 million in interest expense resulting from an increase in the floating rate of interest on the Partnership's debt.

(3) During the third quarter of 1994, the Partnership recorded a $0.9 million loss on a legal settlement involving a dispute with one of the Partnership's marine vessel charterers over the ability of the marine vessel to trade to Cuba on charterer's instructions. There were no similar charges in 1995.

(C) Net Income (Loss)

As a result of the foregoing, the Partnership's net income of $0.9 million in the third quarter of 1995, increased from a net loss of $0.4 million during the same period in 1994. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors and the Partnership's performance in the third quarter 1995 is not necessarily indicative of future periods. In the third quarter 1995, the Partnership distributed $3.4 million to the Unitholders, or $0.58 per Depositary Unit.

Comparison of the Partnership's Operating Results for the Nine Months Ended September 30, 1995 and 1994

(A) Revenues

Total revenues of $18.7 million for the nine months ended September 30, 1995 increased from $17.6 million for the same period in 1994. The increase in 1995 revenues was primarily attributable to higher recorded net gains on the sale or disposition of equipment compared to the same period in 1994.

(1) Lease revenues decreased to $16.1 million for the nine months ended September 30, 1995 from $16.9 million in the same period of 1994. The following table presents lease revenues by equipment type (in thousands):

                                                                              For the nine months
                                                                              ended September 30,
                                                                            1995              1994
                                                                         ------------------------------
  Railcar equipment                                                      $   5,109          $   5,273
  Marine vessels                                                             4,615              4,151
  Aircraft and aircraft engines                                              2,017              3,124
  Trailers                                                                   1,846              1,579
  Marine containers                                                          1,258              1,447
  Mobile offshore drilling unit                                              1,206              1,352
                                                                         ==============================
                                                                         $  16,051          $  16,926
                                                                         ==============================

The decrease in 1995 lease revenues resulted from:

     (a) a decrease of $1.1 million in aircraft lease revenue resulting from the sale of two commercial aircraft in June of 1994, and the sale of one commercial aircraft and one commuter aircraft in June of 1995;

     (b) a decrease of $0.2 million in marine container lease revenue resulting from the sale of 306 marine containers in the nine months ended September 30, 1995, and the sale of 566 marine containers during 1994;

     (c) a decrease of $0.2 million in railcar lease revenue resulting from the sale of 57 railcars during 1994, and 18 railcars during 1995;

     (d) a decrease of $0.1 million in mobile offshore drilling unit ("rig") lease revenue due to a reduced re-lease rate as a result of the rig's repositioning to the Gulf of Mexico during 1994 in order to capture greater long-term opportunity;

     (e) an increase of $0.5 million in marine vessel lease revenue resulting from one of the Partnership's marine vessels, operating on a "voyage" charter, earning higher daily rates, offset partially by lower lease revenues due to the sale of one of the Partnership's 50%-owned marine vessels during the second quarter of 1995;

     (f) an increase of $0.3 million in trailer lease revenue resulting from a correction adjustment which reduced trailer revenues booked in the comparable prior year period and from the purchase of 40 trailers during the second and third quarters of 1994.

(2) Interest and other income increased to $0.6 million for the nine months ended September 30, 1995, compared to $0.3 million for the same period of 1994. During 1995, the Partnership recorded $0.3 million in income which represented accrued interest income on deposit balances no longer payable.

(3) Net gain on disposition of equipment for the nine months ended September 30, 1995, totaled $2.0 million from the sale or disposal of one of the Partnership's 50%-owned marine vessels, 306 marine containers, one commercial aircraft, one commuter aircraft, 39 trailers, and 18 railcars, with an aggregate net book value of $5.2 million for aggregate proceeds of $6.9 million. Included in the gain on sale of the marine vessel is the unused portion of accrued drydocking of $0.3 million. For the nine months ended September 30, 1994, the $0.4 million net gain on disposition of equipment resulted from the sale or disposal of two commercial aircraft, two barges, 410 marine containers, 31 trailers, and 55 railcars with an aggregate net book value of $1.8 million for aggregate proceeds of $2.2 million.

(B)  Expenses

Total expenses for the nine months ended September 30, 1995, of $14.4 million decreased from $17.0 million for the same period in 1994. The decrease in 1995 was primarily attributable to lower depreciation and amortization, repairs and maintenance, management fees to affiliate, no loss on revaluation of equipment required and no losses on legal settlements, offset partially by higher marine equipment operating and interest expense.

(1) Direct operating expenses (defined as repairs and maintenance, insurance expenses, and marine equipment operating expenses) increased to $4.0 million in the nine months ended September 30, 1995 from $3.9 million in the same period in 1994. The increase resulted from:

     (a) an increase of $0.5 million in marine equipment operating expenses due to one of the Partnership's marine vessels transferring in June 1994 from a "time" charter, where the lessee is responsible for most operating costs, into a voyage charter where all "voyage" costs are paid by the Partnership, offset partially by a decrease in marine equipment operating expenses due to the sale of one of the Partnership's 50%-owned marine vessels during the second quarter of 1995;

     (b) an increase of $0.1 million in insurance expense which resulted from a refund in the first quarter of 1994 from an insurance pool in which the Partnership's marine vessels participate due to lower than expected insurance claims in the pool. A similar refund was not received in the nine months ended September 30, 1995;

     (c) a decrease of $0.5 million in repairs and maintenance expenses due to actual refurbishment costs on the Partnership vessels being lower than the amount accrued in prior periods, lower running repair expenses for the Partnership's railcar assets and the sale of railcars in 1994 and 1995, and one of the Partnership's 50%-owned marine vessels in the second quarter of 1995.

(2) Indirect operating expenses (defined as depreciation and amortization expense, management fees, interest expense, and general and administrative expenses ) were $10.4 million in the nine months ended September 30, 1995 compared to $11.2 for the same period of 1994. The decrease in indirect operating expenses resulted primarily from:

     (a) a decrease of $1.2 million in depreciation and amortization expense from 1994 levels primarily due to the sale of certain assets during 1995 and 1994;

     (b) a decrease of $0.1 million in management fees to affiliate due to a decrease in the Partnership's operating cash flow;

     (c) an increase of $0.5 million in interest expense resulting from an increase in the floating rate of interest on the Partnership's debt.

(3) There was no loss on revaluation of equipment recorded during the nine months ended September 30, 1995. During the nine months ended September 30, 1994, the Partnership recorded a loss on revaluation of equipment of $1.0 million resulting from the reduction in carrying value of one commercial aircraft to its estimated net realizable value.

(4) During the nine months ended September 30, 1994, the Partnership recorded a $0.9 million loss on a legal settlement involving a dispute with one of the Partnership's marine vessel charterers over the ability of the marine vessel to trade to Cuba on charterer's instructions. There were no similar charges in 1995.

(C)  Net Income

As a result of the foregoing, the Partnership's net income of $4.4 million for the nine months ended September 30, 1995 increased from net income of $0.6 million for the same period in 1994. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors and the Partnership's performance in the nine months ended September 30, 1995 is not necessarily indicative of future periods. In the nine months ended September 30, 1995, the Partnership distributed $10.1 million to the Unitholders, or $1.73 per Depositary Unit.

            Trends

Generally, Partnership performance continues to be sensitive to trends in those industry segments in which the Partnership equipment is either subject to frequent re-leasing activity, or is impacted by changing demand for particular equipment. In the former case, the Partnership's trailers have been subject to softening demand, particularly for refrigerated over-the-road units; and its rig has been subject to relatively low rates in an essentially static market. In the latter case, the Partnership's 10-12 year old marine containers (the majority of its marine container portfolio) are being retired at an increased rate as container manufacturers step up worldwide deliveries of new containers; while demand for the Partnership's older Stage II aircraft and engines has declined in the U.S. market, leading the General Partner to remarket such equipment abroad. Currently, demand for Partnership equipment remains strong in the rail and over-the-road dry van areas.

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

         (a)  Exhibit

              10.1$23,000,000 Note Agreement dated as of September 1, 1995

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



                                         PLM EQUIPMENT GROWTH FUND

                                          By:      PLM Financial Services, Inc.
                                                   General Partner




      Date:  November 10, 1995            By:      /s/ David J. Davis
                                                   ------------------
                                                   David J. Davis
                                                   Vice President and
                                                   Corporate Controller