Form 10-K
period 1995-12-31
PLM EQUIPMENT GROWTH FUND
filed 1996-03-22
CIK 788813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              -------------------
                                   FORM 10-K

         [X]      Annual  Report   Pursuant  to  Section  13  or  15(d)  of  the
                  Securities Exchange Act of 1934 For the fiscal year ended December 31, 1995.

         [  ]  Transition  Report  Pursuant  to Section 13 or 15(d) of the
               Securities Exchange Act of 1934
               For the transition period from                  to

                         Commission file number 0-15436

                            PLM EQUIPMENT GROWTH FUND
             (Exact name of registrant as specified in its charter)

        California                                         94-2998816
 (State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)

One Market, Steuart Street Tower
  Suite 900, San Francisco, CA                              94105-1301
(Address of principal executive offices)                    (Zip code)

        Registrant's telephone number, including area code (415) 974-1399
                             -----------------------
               Securities registered pursuant to Section 12 (b) of
                                    the Act:

          Title of each class Name of each exchange on which registered
Limited Partnership Depositary Units                    American Stock Exchange

Securities registered pursuant to Section 12(g) ofthe Act:        None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Aggregate   market   value  of  Limited   Partnership   Units  held  by
non-affiliates of the registrant as of March 14, 1996 was $37,591,775.

         Indicate the number of units outstanding of each of the issuer's classes of partnership units, as of the latest practicable date:

                  Class                           Outstanding at March 14, 1996
     Limited Partnership Depositary Units:          5,785,350
     General Partnership Units:                             1

An index of exhibits filed with this Form 10-K is located at page 44.

PART I

ITEM 1.       BUSINESS

(A)  Background

On January 28, 1986, PLM Financial Services, Inc. (FSI or the General Partner), a wholly-owned subsidiary of PLM International, Inc. (PLM International), filed a Registration Statement on Form S-1 with the Securities and Exchange Commission with respect to a proposed offering of 6,000,000 limited partnership units (the Units) in PLM Equipment Growth Fund, a California limited partnership (the Partnership, the Registrant or EGF). The Partnership's offering became effective on May 20, 1986. FSI, as General Partner, owns a 1% interest in the Partnership. The Partnership was formed to engage in the business of owning and managing a diversified pool of used and new transportation-related equipment and certain other items of equipment. The Partnership's primary objectives are:

     (i) to maintain a diversified portfolio of long-lived, low-obsolescence, high-residual value equipment with the net proceeds of the initial partnership offering, supplemented by debt financing if deemed appropriate by the General Partner. The General Partner places the equipment on-lease or under other contractual agreements with creditworthy lessees and operators of equipment;

     (ii)to generate sufficient net operating cash flows from lease operations to meet liquidity requirements and to generate cash distributions to the Limited Partners until such time as the General Partner commences the orderly liquidation of the Partnership assets or unless the Partnership is terminated earlier upon sale of all Partnership property or by certain other events;

     (iii) to selectively sell equipment when the General Partner believes that, due to market conditions, market prices for equipment exceed inherent equipment values or expected future benefits from continual ownership of a particular asset will not equal or exceed other equipment investment opportunities. Proceeds from these sales, together with excess net operating cash flows from operations are used for distributions to the partners or for repayment of outstanding debt;

     (iv)to preserve and protect the value of the portfolio through quality management, maintaining diversity, and constantly monitoring equipment markets.

      The offering of the Units of the Partnership closed on May 19, 1987. On June 1, 1989, the Units of the Partnership began trading on the American Stock Exchange. Thereupon, each Unitholder received a depositary receipt representing ownership of the number of Units owned by such Unitholder. As of December 31, 1995, there were 5,810,150 depositary units (Depositary Units) outstanding. The General Partner contributed $100 for its 1% general partner interest in the Partnership.

      It is anticipated that in the eleventh year of operations of the Partnership, the General Partner will begin to liquidate the assets of the Partnership in an orderly fashion, unless the Partnership is terminated earlier upon sale of all of the Partnership's equipment or by certain other events. During the third quarter of 1994, the reinvestment phase concluded; therefore, cash flows and surplus funds, if any, may not be reinvested but are to be used for the repayment of outstanding debt, or for distributions to Partners, except to the extent used to maintain reasonable reserves.

      Table 1, below, lists the equipment and the cost of the equipment in the Partnership portfolio at December 31, 1995 (in thousands of dollars):


TABLE 1




 Units                         Type                                 Manufacturer                                Cost
-------------------------------------------------------------------------------------------------------------------------

Equipment held for operating leases:

   0.50         Product tanker                             Kaldnes M/V                                            8,277<F1>
      1         727 commercial aircraft                    Boeing                                                 6,241
   0.70         Metro III commuter aircraft                Fairchild                                              2,131<F2>
   0.50         Metro III commuter aircraft                Fairchild                                              1,492<F1>
   0.50         Aircraft engine CFM 56                     General Electric                                       1,639<F1>
   0.50         737 commercial aircraft                    Boeing                                                 8,084<F1>
   0.12         767 commercial aircraft                    Boeing                                                 4,905<F3>
      1         Aircraft engine                            General Electric                                       2,750
    896         Tank railcars                              Various                                               22,276
     21         Locomotives                                General Electric Motor Corp.                           2,063
  1,689         Various marine containers                  Various                                                3,341
    427         Refrigerated marine containers             Various                                                5,387
     36         Dry storage trailers                       Various                                                  121
    224         Dry trailers                               Various                                                2,022
    162         Dry piggyback trailers                     Various                                                2,253
    172         Refrigerated trailers                      Various                                                5,312
     48         Piggyback refrigerated trailers            Various                                                  995
                                                                                                            -------------

                Equipment held for operating
                leases                                                                                           79,289

Equipment held for sale:

      7         Offshore supply vessels                    Various                                                9,262

   0.55         Mobile offshore drilling unit              Ingalls Ship Building                                 15,544<F4>
                                                                                                            -------------


                Total equipment                                                                              $  104,095<F5>

                                                                                                            =============
<F1> Jointly owned: EGF (50%) and an affiliated partnership.

<F2> Jointly owned: EGF (70%) and an affiliated partnership.

<F3> Jointly owned: EGF (12%) and two affiliated partnerships.

<F4> Jointly owned: EGF (55%) and an affiliated partnership.

<F5> Includes  proceeds from capital  contributions,  operations and Partnership borrowings investing in equipment. Includes costs capitalized, subsequent to the date of acquisitions, and equipment acquisition fees paid to PLM Transportation Equipment Corporation, a wholly-owned subsidiary of FSI. All equipment was used equipment at the time of purchase.


     The equipment is generally leased under operating leases with terms of one to six years. The Partnership's 50%-owned marine vessel and some of the Partnership's marine containers are leased to operators of utilization-type pools with equipment owned by unaffiliated parties. In such instances, revenues received by the Partnership consist of a specified percentage of revenues generated by leasing the pooled equipment to sublessees, after deducting certain direct operating expenses of the pooled equipment.

     At December 31, 1995, approximately 98% of the Partnership's trailer equipment operated in rental yards owned and maintained by PLM Rental, Inc., the short-term trailer rental subsidiary of PLM International. Revenues collected under short-term rental agreements with the rental yards' customers are distributed monthly to the owners of the related equipment. Direct expenses associated with the equipment and an allocation of other direct expenses of the rental yard operations are billed to the Partnership.

     The lessees of the equipment include, but are not limited to: Trans Ocean Ltd., Petro Canada, Skywest Aviation Inc., and British Midlands Airways. As of December 31, 1995, all of the equipment was either operating in short-term rental facilities, on-lease, or under other contractual agreements, except 60 marine containers, one commuter aircraft 50%-owned by the Partnership, and one aircraft engine.

(B)  Management of Partnership Equipment

The Partnership has entered into an equipment management agreement with PLM Investment Management, Inc. (IMI), a wholly-owned subsidiary of FSI, for the management of the equipment. IMI has agreed to perform all services necessary to manage the transportation equipment on behalf of the Partnership and to perform or contract for the performance of all obligations of the lessor under the Partnership's leases. In consideration for its services and pursuant to the Partnership Agreement, IMI is entitled to a monthly management fee (refer to Notes 1 and 2 to the Financial Statements).

(C)  Competition

(1)  Operating Leases vs. Full Payout Leases

Generally, the equipment owned by the Partnership is leased out on an operating lease basis wherein the rents owed during the initial noncancelable term of the lease are insufficient to recover the Partnership's purchase price of the equipment. The short to mid-term nature of operating leases generally commands a higher rental rate than the longer term, full payout leases and offers lessees relative flexibility in their equipment commitment. In addition, the rental obligation under an operating lease need not be capitalized on the lessee's balance sheet.

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

     The Partnership competes with many equipment lessors, including ACF Industries, Inc. (Shippers Car Line Division), General Electric Railcar Services Corporation, Greenbrier Leasing Company, Polaris Aircraft Leasing Corp., GPA Group Plc., and other limited partnerships which lease the same types of equipment.

(D)  Demand

The Partnership invests in transportation-related capital equipment and in "relocatable environments." "Relocatable environments" refer to capital equipment constructed to be self-contained in function but transportable, examples of which include a mobile offshore drilling unit and storage units. A general distinction can be drawn between equipment used for the transport of either materials and commodities or people. With the exception of aircraft leased to passenger air carriers, the Partnership's equipment is used primarily for the transport of materials.

The following describes the markets for the Partnership's equipment:

(1)  Commercial Aircraft

International airlines are expected to post an aggregate $5.7 billion profit for 1995, an indication that the world air transport industry made a dramatic turnaround during the year. While U.S. air traffic growth slowed during 1995, capacity levels decreased, resulting in higher load factors, lower unit costs, and improved yields. Worldwide, airlines took delivery of 517 commercial jets, the lowest number since 1988. A continuing decrease in 1996 deliveries is expected to improve the supply-demand balance.

     Several factors have favorably impacted the market for "second generation" commercial jets, the type owned by the Partnership, including Boeing 727s and 737-200s. In addition to fewer deliveries, the new generation of narrowbody aircraft has as yet failed to produce any significant savings in carriers' direct operating costs, and there are clear indications of further consolidation within the U.S. and European markets. These trends, expected to continue through 1996, have led to increases in demand, rental rates, and market values for "second generation" commercial aircraft.

     The market for the Boeing 767-200ER was essentially firm in 1995, despite the relatively soft widebody marketplace. The 767-200ER has the capability to operate economically over medium to very long-range sectors where passenger loads are too low for larger airplanes. The future market for these aircraft is expected to be limited, but as these aircraft decline in value over time, their economics and operating profile should keep them in reasonable demand.

     The Partnership owns predominantly aircraft that are affected by the U.S. Federal Aviation Administration (FAA) regulatory requirements. However, the bulk of this equipment is on long-term leases in foreign markets and has been commanding lease rates higher than those available in the U.S. Those aircraft operating in the U.S. that are affected by the FAA regulatory requirements will either be moved into foreign markets, as applicable, or remain on lease in the U.S. maximizing what economic value is attainable until they must be retired from service.

(2)  Commuter/Regional Aircraft

In recent years, growth in the commuter/regional aircraft industry has outpaced that of larger carriers. As larger operators have increasingly adopted a regional hub concept, air traffic has grown among commuter/regional airlines providing feeder service into these hubs. Many smaller communities served by 19-seat passenger aircraft do not generate sufficient air traffic to justify the 29 to 100-seat aircraft currently being acquired by larger operators. Recently, however, the FAA implemented regulatory actions requiring 19-seat passenger aircraft to come under the same operating rules as commercial jets. These changes will significantly impact direct operating costs for such smaller aircraft and will require the General Partner to remarket the Partnership's Metro IIIs into international markets not affected by these regulations, a move it has already undertaken due to the higher lease rates achievable in these markets. Further, the industry-wide trend toward larger regional aircraft is expected to have a negative impact on demand for 19-passenger aircraft in the short term.

(3)  Aircraft Engines

Most airlines maintain an inventory of spare engines in order to minimize aircraft downtime due to engine maintenance and overhaul requirements.

     The Partnership owns a 50%-interest in a stage III aircraft engine which operates on Boeing 737 aircraft, and also owns a stage III aircraft engine which operates on McDonnell Douglas DC 10-30 and

Airbus A300 series aircraft. Both engines meet the most stringent FAA regulatory operating requirements and thus are not subject to regulatory obsolescence. Due to diminishing demand for and increased retirement of DC 10-30 and Airbus A300 aircraft, demand for stage III engines that are compatible with these aircraft is relatively weak. While this trend is expected to continue in the near future, demand for Boeing 737-compatible stage III engines is relatively strong as 737s remain the most widely-used aircraft in the world fleet.

(4)  Marine Containers

The container market ended 1994 with expectations that the strengthening market experienced late in the year would continue into 1995. Such was not the case as the usual seasonal slowdown during the post-Christmas time period extended longer than expected, and utilization in 1995 did not achieve 1994 levels. While per diem rates increased somewhat by summertime, they did not fully recover from the 8-12% decrease experienced during the preceding two years. Aggressive pricing by several major leasing companies attempting to capture greater market share is expected to put further pressure on refrigerated container utilization and per diem rates. On the secondary markets, there continues to be significant increases in supply as primary operators dispose of large numbers of older equipment. Since the Partnership owns predominately older containers, it will continue to be impacted by these industry trends.

     During 1996, major leasing companies are expected to reduce purchases of new equipment in response to soft market conditions. This anticipated reduction in supply should lead to a strengthening in utilization and per diem rates later in the year as demand catches up to supply.

(5)  Railcars

Nearly all the major railroads reported substantial revenue increases during 1995. As additional industry consolidation is expected in 1996, these mergers should produce further operating efficiencies leading to continued increases in revenues and profits. Car loadings rose approximately 3% during 1995 with chemicals, metals, and grain experiencing the largest gains. Car demand for liquefied petroleum gas and liquid fertilizer service was also strong throughout the year.

     The Partnership's fleet experienced almost 100% utilization during 1995. The few cars out of service were undergoing scheduled maintenance or repair. The General Partner believes rates are at the top of the cycle for all types of cars owned by the Partnership. With demand continuing high, rental rates for most types of cars owned by the Partnership are expected to remain relatively strong during 1996.

     On the supply side, industry experts predict approximately 55,000 new car builds and 40,000 retirements for a net gain of about 1.2% in the total U.S. fleet during 1996. While car builders are still busy, orders are not coming in as rapidly as in the last two years, so it is likely additions will not significantly outpace retirements this year.

(6)  Marine Vessels

The Partnership's vessels operate primarily in spot charter operations. In contrast to longer-term, fixed-rate time charter or bareboat charters, this operating approach provides greater flexibility in response to changes in demand and, the General Partner believes, has the potential to achieve a higher average return over the period the vessel is owned.

     Over the first half of 1995, freight rates for small to medium-sized dry bulk vessels, the type owned by the Partnership, continued the improvement begun in late 1994. The Baltic Freight Index (an industry standard index for dry freight rates) hit an all-time high in May 1995. Although this index later declined, it ended 1995 at a level slightly higher than the year before. In 1996, freight rates are expected to hold at current levels, with some improvement possible over the latter half of the year. On the supply side, newbuilding orders for the classes of vessels owned by the Partnership are at nearly the same levels as in 1995. On a long-term basis, the level of scrappings and retirements will be influenced by market freight rates which are not expected to grow at more than a moderate level. Another factor which affects the volume of newbuilding is government subsidy policies, particularly in those countries which are members of the Organization for Economic Cooperation and Development (OECD). While the OECD nations did not come to a firm agreement regarding ship building subsidies in 1995, it appears that in 1996 and beyond, subsidies should decline, reducing newbuilding levels.

(7)  Mobile Offshore Drilling Units (Rigs)

Demand for offshore drilling services utilizing jack-up rigs increased slightly in 1995 over the prior two years due principally to continued demand for U.S. natural gas and improved returns from international oil drilling. Utilization and day rates have been bolstered by a continued decline in the supply of rigs. In 1995, 7 of the 264 rigs in service were retired from the active drilling fleet and only 1 rig was added. Another factor contributing to stronger contract day rates has been the continued consolidation in rig ownership through corporate mergers and rig acquisitions by larger market players. This consolidation has had a recognizable effect on stabilizing day rates in times of low utilization and increasing day rates faster in times of increasing utilization.

     Demand in the U.S. Gulf of Mexico, the largest market for jack-up rigs, is expected to continue at existing levels, while demand in international markets, primarily the North Sea and offshore India, should increase. On a long-term basis, overall demand is expected to continue at the present level and supply should continue to decline as older rigs are retired. The overall effect of these trends should be increased utilization, day rates, and rig market values as demand and supply reach equilibrium. Some industry experts predict that by the year 2000, day rates will increase to levels which will induce limited building of new rigs.

(8)  Intermodal Trailers

After three robust years, growth in the intermodal trailer market was flat in 1995. This lack of growth resulted from several factors including a lackluster domestic economy, environmental issues, the peso devaluation, a new teamsters agreement allowing more aggressive pricing, and consolidation among U.S. railroads. Industry experts believe these factors may lead to an improved balance in supply and demand and encourage suppliers to retire older, obsolete equipment in 1996. The Partnership's piggyback trailer fleet, with an average age of 7 years compared to the industry norm of 10 years, experienced better utilization than that of its competitors, averaging near 80% during 1995. Expansion and utilization levels in the intermodal market are anticipated to improve in 1996 and trailer loadings are expected to increase 3-4% per year throughout the rest of the decade.

(9)  Over-the-Road Dry Trailers

The over-the-road dry trailer market remained strong in 1995 due to record freight movements and equipment utilization. The General Partner achieved excellent utilization levels in 1995 averaging over 85%. Current levels show some signs of softening demand in comparison to the record-setting levels of 1994, when users encountered backlogs of up to 18 months for new equipment delivery. While new production is expected to decline over the next few years, this should not dramatically affect utilization levels, as plenty of older, obsolete equipment needs to be retired.

     The General Partner continues to transfer trailers with expiring lease terms to the short-term trailer rental facilities operated by PLM Rental, Inc. The General Partner believes the strong performance of units in these rental facilities reflects the demand for short-term leases mentioned above and expects this trend to continue as long as the current shortage of trailers exists.

(10) Over-the-Road Refrigerated Trailers

After a record year in 1994, demand for refrigerated trailers softened in 1995. This softened demand affected overall performance in 1995. Adverse weather conditions reduced the volume of fresh fruit and produce available, so refrigerated equipment operators focused on hauling generic freight, adding to the dry freight market while reducing capacity and demand in temperature-controlled markets.

     Heavy consolidation in the trucking industry induced carriers to work off excess equipment inventory from 1994 levels. However, inventory is expected to return to more normal levels in 1996 and continue throughout the rest of the decade, as excess capacity is retired, newer refrigeration technology standards become more defined, and environmentally-damaging refrigerants are phased out of service.

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

     (3) the Montreal Protocol on Substances That Deplete the Ozone Layer and the U.S. Clean Air Act Amendments of 1990 (which call for the control and eventual replacement of substances that have been found to cause or contribute significantly to harmful effects on the stratospheric ozone layer and which are used extensively as refrigerants in refrigerated marine cargo containers, over-the-road trailers, etc.);

     (4) the U.S. Department of Transportation's Hazardous Materials Regulations (which regulate the classification of and packaging requirements for hazardous materials and which apply particularly to the Partnership's tank cars).

ITEM 2.       PROPERTIES

The Partnership neither owns nor leases any properties other than the equipment it has purchased for leasing purposes. At December 31, 1995, the Partnership owned a portfolio of transportation equipment as described in Part I, Table 1.

     The Partnership maintains its principal office at One Market, Steuart Street Tower, Suite 900, San Francisco, California 94105-1301. All office facilities are provided by FSI without reimbursement by the Partnership.

ITEM 3.       LEGAL PROCEEDINGS

     None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Partnership's limited partners during the fourth quarter of its fiscal year ended December 31, 1995.

                                                      Part II

ITEM 5.       MARKET FOR THE PARTNERSHIP'S EQUITY AND RELATED DEPOSITARY UNIT
              MATTERS

The Partnership's Depositary Units began trading (under the ticker symbol GFX) on June 1, 1989, on the American Stock Exchange (AMEX). As of March 14, 1996, there were 5,785,350 Depositary Units outstanding. There are approximately 8,800 Depositary Unitholders of record as of the date of this report. Under the Internal Revenue Code (the Code) the Partnership is classified as a Publicly Traded Partnership. The Code treats all Publicly Traded Partnerships as corporations if they remain publicly traded after December 31, 1997. Treating the Partnership as a corporation will mean the Partnership itself will become a taxable, rather than a "flow through" entity. As a taxable entity, the income of the Partnership will be subject to federal taxation at both the partnership level and at the investor level to the extent that income is distributed to an investor. In addition, the General Partner believes that the trading price of the Depositary Units may be distorted when the Partnership begins the final liquidation of the underlying equipment portfolio. In order to avoid taxation of the Partnership as a corporation and to prevent unfairness to Unitholders, the General Partner has requested to delist the Partnership's Depositary Units from the AMEX prior to March 29, 1996. The last day for trading on the AMEX will be March 22, 1996. While the Partnership's Depositary Units will no longer be publicly traded on a national stock exchange, the General Partner will continue to manage the equipment of the Partnership and prepare and distribute quarterly and annual reports and Forms 10-Q and 10-K in accordance with the Securities and Exchange Commission requirements. In addition, the General Partner will continue to provide pertinent tax reporting forms and information to Unitholders. The General Partner anticipates that following delisting, an informal market for the Partnership's units may develop in the secondary marketplace similar to that which currently exists for non-publicly traded partnerships.

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

     Table 2, below, sets forth the high and low reported prices of the Partnership's Depositary Units for 1995 and 1994 as reported by the AMEX as well as cash distributions paid per Depositary Unit.

                                                      TABLE 2

                                                                            Cash
                                                                        Distributions
                                                                          Paid Per
                                                   Reported Trade        Depositary
                                                       Prices               Unit
                                              -----------------------------------------

  Calendar Period                               High             Low

  1995

  1st Quarter                                  $  12.63        $  10.50       $  0.575
  2nd Quarter                                  $  12.75        $  11.00       $  0.575
  3rd Quarter                                  $  12.00        $   9.31       $  0.575
  4th Quarter                                  $   9.50        $   6.63       $  0.575

  1994

  1st Quarter                                  $  16.38        $  14.13       $  0.575
  2nd Quarter                                  $  16.38        $  14.00       $  0.575
  3rd Quarter                                  $  15.25        $  14.00       $  0.575
  4th Quarter                                  $  15.38        $  12.25       $  0.575


     The Partnership has engaged in a plan to repurchase up to 250,000 Depositary Units. During the first, second, third, and fourth quarters of 1993, the Partnership repurchased 7,500, 30,500, 29,000, and 16,503 Depositary Units at a total cost of $109,000, $444,000, $423,000, and $249,000, respectively.
During the first, second, third, and fourth quarters of 1994, the Partnership repurchased 3,600, 3,000, 2,500 and 2,600 Depositary Units at a total cost of $53,000, $44,000, $37,000, and $34,000, respectively. During the first, second, and fourth quarters of 1995, the Partnership repurchased 11,900, 16,147 and 10,000 Depositary Units at a total cost of $140,000, $194,000, and $80,000, respectively. As of December 31, 1995, the Partnership had purchased a cumulative total of 174,850 Depositary Units at a cost of $2.5 million. During the period from January 1, 1996 to March 14, 1996, the Partnership repurchased 24,800 Depositary Units at a total cost of $163,000.

ITEM 6.       SELECTED FINANCIAL DATA

     Table 3, below, lists selected financial data for the Partnership:



                                                      TABLE 3

                                         For the years ended December 31,
                                  (thousands of dollars, except per unit amounts)


                                                    1995            1994            1993             1992            1991
                                               --------------------------------------------------------------------------------

           Operating results:
             Total revenues                      $   23,575      $   25,659      $   24,278      $    27,470      $   44,596
             Net gain (loss) on
               disposition of equipment               2,195           1,585             838             (194)          8,956
             Loss on revaluation of
               equipment                                 --           1,989           1,380            7,934             167
             Net income (loss)                        4,234              75           1,725           (7,492)          9,204

           At year-end:
             Total assets                        $   40,547      $   56,669      $   70,482      $    82,196      $  109,690
             Total liabilities                       26,213          32,606          32,746           31,201          36,897
             Notes payable                           23,000          28,000          28,000           28,000          28,000

           Cash distributions                    $   13,549      $   13,580      $   13,760      $    13,830      $   13,885

           Cash distributions which
             represent a return of capital       $    9,351      $   13,462      $   12,042      $    13,692      $    4,694

           Per Depositary Unit:
           Net income (loss)                     $     0.701     $    (0.01)<F1> $     0.27<F1>  $     (1.27)<F1> $     1.52<F1>

           Cash distributions                    $     2.30      $     2.30      $     2.30      $      2.30      $     2.30

           Cash distributions which
             represent a return of capital       $     1.61      $     2.30      $     2.06      $      2.30      $     0.79

<F1> After reduction of income of $129 ($0.02 per Depositary Unit) in 1995, $117
     ($0.02 per Depositary Unit) in 1994, $128 ($0.02 per Depositary Unit) in 1993, $158 ($0.03 per Depositary Unit) in 1992, and $60 ($0.01 per
     Depositary Unit) in 1991 representing special allocations to the General Partner resulting from an amendment to the Partnership Agreement.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Management's Discussion and Analysis of Financial Condition and Results of Operations relates to the Financial Statements of PLM Equipment Growth Fund (the Partnership). The following discussion and analysis of operations focuses on the performance of the Partnership's equipment in various sectors of the transportation industry and its effect on the Partnership's overall financial condition.

     The analysis is organized in the following manner:

-    Results of Operations - Year Over Year Summary and Factors Affecting
     Performance
-    Financial Condition - Capital Resources, Liquidity, and Distributions
-    Outlook for the Future
-    Results of Operations - Year to Year Detail Comparison

(A)  Results of Operations

(1)  Year Over Year Summary

The Partnership's net operating contribution before depreciation, amortization, gain/loss on sales, and loss on revaluation declined by approximately 2% in 1995 from 1994. Reductions in operating contribution generated by the Partnership's aircraft, marine container, and marine vessel portfolios resulted due to sales of equipment during 1995. Aircraft operating contribution also decreased due to lease turnover. The decrease in operating contribution was partially offset by lower operating expenses from the mobile offshore drilling unit from 1994 when the Partnership incurred the repositioning and upgrade costs associated with moving the rig to the Gulf of Mexico from the Indian Ocean. While lease turnover occurred in the Partnership's railcar and trailer portfolios, the net effect of such re-leases on Partnership income was relatively small. Interest expense increased as the base rate of interest on the Partnership's floating rate debt rose.

(2)  Factors Affecting Performance

     (a)  Re-leasing   Activity  and  Repricing  Exposure  to  Current  Economic
Conditions

The exposure of the Partnership's equipment portfolio to repricing risk occurs whenever the leases for the equipment expire or are otherwise terminated and the equipment must be remarketed. Major factors influencing the current market rate for transportation equipment include supply and demand for similar or comparable types or kinds of transport capacity, desirability of the equipment in the lease market, market conditions for the particular industry segment in which the equipment is to be leased, overall economic conditions, various regulations concerning the use of the equipment, and others. The Partnership experienced repricing exposure in 1995 primarily in its aircraft, marine vessel, marine container, and rig portfolios.

         (i) Aircraft: Aircraft contribution decreased from 1994 to 1995. Sales of one commercial aircraft and one commuter aircraft, and the remarketing of a commuter aircraft and an aircraft engine resulted in a decrease in the year over year net contribution. For a more thorough discussion of market conditions and those factors impacting lease rates for aircraft, see the section in "Demand" on aircraft.

         (ii) Marine Vessels: In 1995, one of the Partnership's marine vessels (owned 50% by the Partnership) was sold, resulting in a decrease in net operating income. The remaining Partnership marine vessel (owned 50% by the Partnership) operated in a "spot" or "voyage" charter market. Spot and voyage charters are usually of short duration, and reflect the short-term demand and pricing trends in the vessel market. Spot and voyage rates were higher on average in 1995 than those experienced in 1994. For a more thorough discussion of market conditions and those factors impacting rates for marine vessels, see the section in "Demand" on marine vessels.

         (iii) Marine Containers: The majority of the Partnership's marine container portfolio is operated in utilization-based leasing pools and as such is highly exposed to repricing activity. Overall, marine container net contribution in 1995 declined from 1994 levels, due to changes in market rates and to the reduction in marine containers in service, as 396 of the Partnership's marine container fleet were disposed of during the year. For a more thorough discussion of market conditions and those factors impacting rates for marine containers, see the section in "Demand" on marine containers.

         (iv) Mobile Offshore Drilling Unit (Rig): In the beginning of 1994, the Partnership's 55%-owned rig was moved from the Indian Ocean to the Gulf of Mexico. The primary lease term expired in February 1995 with options to extend the lease at the existing lease rates for six-month periods. Demand requirements for natural gas remained constant during 1995 causing the lessee to exercise its option to extend the lease in February and again in August. As a result, the rig did not experience any adverse effects to the repricing exposure at the end of the option periods. For a more thorough discussion of market conditions and those factors impacting rates for rigs, see the section in "Demand" on Mobile Offshore Drilling Units (Rigs).

         (v) Other Equipment: While market conditions and other factors may have had some impact on lease rates in markets in which the Partnership owns the remainder of its equipment portfolio, the majority of this equipment remained on-lease throughout the year, and thus was unaffected. See "Demand" for a discussion of conditions in these equipment areas.

     (b) Equipment Liquidations and Off-lease Time

Liquidation of Partnership equipment, unless accompanied by an immediate replacement of additional equipment earning similar rates (see below in "Reinvestment Risk"), represents a reduction in the size of the equipment portfolio, and may result in reduction of net contributions to the Partnership. Similarly, equipment that is idle or out of service between the expiration of one lease and the assumption of a subsequent one can result in a reduction of net contribution to the Partnership, though this may be difficult to quantify given the myriad of possibilities of re-lease and rate scenarios. Finally, lessees not performing under the terms of their leases, either by not paying rent, not maintaining or operating the equipment in accordance with the conditions of the leases, or other possible departures from the leases can result not only in reductions in net contribution, but also may require the Partnership to assume additional costs to protect its interests under the leases, such as repossession, legal fees, etc.

         (i) Liquidations: During 1995, the Partnership sold its 50%-interest in a marine vessel, 396 marine containers, 1 commercial aircraft, 1 commuter aircraft, 45 trailers, and 18 railcars. A portion of the proceeds from the sale of this equipment was used to repay $5.0 million of the Partnership's original outstanding debt. As no additional equipment was purchased in 1995, these disposals represent a permanent reduction in the Partnership's equipment portfolio.

         (ii) Off-lease Time: During the second quarter of 1995, one of the Partnership's aircraft engines went off-lease. During the fourth quarter of 1995, the lease of the Partnership's 70%-owned commuter aircraft expired. Both the aircraft engine and the commuter aircraft are presently being marketed for sale or re-lease. In 1995, the Partnership experienced a decline in the net contribution from this equipment as compared to 1994.

     (c) Reinvestment Risk

Reinvestment risk occurs when 1) the Partnership cannot generate sufficient surplus cash after fulfillment of operating obligations and distributions to reinvest in additional equipment during the reinvestment phase of Partnership operations; 2) equipment is sold or liquidated for less than threshold amounts;
3) proceeds from sales, losses, or surplus cash available for reinvestment cannot be reinvested at threshold lease rates; or 4) proceeds from sales, losses, or surplus cash available for reinvestment cannot be deployed in a timely manner.

     During the first seven years of operations, the Partnership invested surplus cash in additional equipment after fulfilling operating requirements and paying distributions to the partners. Subsequent to the end of the reinvestment period during the third quarter of 1994, the Partnership will continue to operate for an additional two years, then begin an orderly liquidation over an anticipated two-year period.

     Other nonoperating funds for reinvestment are generated from the sale of equipment prior to the Partnership's planned liquidation phase, the receipt of funds realized from the payment of stipulated loss values on equipment lost or disposed during the time it is subject to lease agreements, or the exercise of purchase options written into certain lease agreements. Equipment sales generally result from evaluations by the General Partner that continued
ownership of certain equipment is either inadequate to meet Partnership performance goals, or that market conditions, market values, and other considerations indicate it is the appropriate time to sell certain equipment.

     During 1995, the Partnership received proceeds of approximately $7.1 million from the liquidation or sale of 396 marine containers, 18 railcars, 45 trailers, 1 commercial aircraft, 1 commuter aircraft, and 1 of the Partnership's 50%-owned marine vessels. The General Partner reinvested approximately $47,000 in capital improvements, but did not purchase any additional equipment in 1995. In 1995, sales proceeds of $5.0 million were used to pay down a portion of the Partnership's $28.0 million original debt obligation.

     The Partnership entered the eighth full year of operations during the third quarter of 1994. Pursuant to section 2.02 (p) of the Limited Partnership Agreement, surplus funds (as defined in the above mentioned Agreement) are no longer being reinvested.

     (d) Equipment Valuation and Write-downs

In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS 121). This standard is effective for years beginning after December 15, 1995. The Partnership adopted SFAS 121 during 1995, the effect of which was not material as the method previously employed by the Partnership was consistent with SFAS 121. In accordance with SFAS 121, the General Partner reviews the carrying value of its equipment portfolio at least annually in relation to expected future market conditions for the purpose of assessing the recoverability of the recorded amounts. If the projected future lease revenue plus residual values are less than the carrying value of the equipment, a loss on revaluation is recorded. There were no reductions made to the carrying value of equipment during 1995. The carrying value of two commercial aircraft and one aircraft engine were reduced by approximately $1.7 million and $0.3 million, respectively, in 1994. The implicit impact of such reductions is anticipated future lower sales proceeds.

     As of December 31, 1995, the General Partner estimated the current fair market value of the Partnership's equipment portfolio to be approximately $76.8 million.

(B)  Financial Condition - Capital Resources, Liquidity, and Distributions

The General Partner purchased the Partnership's initial equipment portfolio with capital raised from its initial equity offering and permanent debt financing. No further capital contributions from original partners are permitted under the terms of the Partnership's Limited Partnership Agreement. The Partnership's total outstanding indebtedness is currently $23.0 million. The Partnership relies on operating cash flows to meet its operating obligations and to make cash distributions to the Limited Partners.

     For the year ended December 31, 1995, the General Partner generated sufficient operating revenues to meet its operating obligations, but used undistributed available cash from prior periods of approximately $3.7 million to maintain the current level of distributions (total 1995 of $13.5 million) to the partners. During the year, the General Partner sold equipment for approximately $7.1 million and paid down a net $5.0 million of its debt obligation.

(C)  Outlook for the Future

Several factors may affect the Partnership's operating performance in 1996 and beyond, including changes in the markets for the Partnership's equipment and changes in the regulatory environment in which that equipment operates.

(1)  Repricing and Reinvestment Risk

Certain of the Partnership's aircraft, marine vessels, railcars, and trailers will be remarketed in 1996 as existing leases expire, exposing the Partnership to considerable repricing risk/opportunity. Additionally, the General Partner may select to sell certain underperforming equipment, or equipment whose continued operation may become prohibitively expensive. In either case, the General Partner intends to re-lease or sell equipment at prevailing market rates; however, the General Partner cannot predict these future rates with any certainty at this time and cannot accurately assess the effect of such activity on future Partnership performance. Proceeds from sold or liquidated equipment cannot subsequently be used for investment in additional equipment; therefore, such sales will result in a smaller equipment portfolio and may result in a reduction in contributions.

(2)  Impact of Government Regulations on Future Operations

The General Partner operates the Partnership's equipment in accordance with current applicable regulations (see Item 1, Section E, Government Regulations). However, the continuing implementation of new or modified regulations by some of the authorities mentioned previously, or others, may adversely affect the Partnership's ability to continue to own or operate equipment in its portfolio. Additionally, regulatory systems vary from country to country, which may increase the burden to the Partnership of meeting regulatory compliance for the same equipment operated between countries. Currently, the General Partner has observed rising insurance costs to operate certain vessels into U.S. ports resulting from implementation of the U.S. Oil Pollution Act of 1990. Ongoing changes in the regulatory environment, both in the U.S. and internationally, cannot be predicted with any accuracy, and preclude the General Partner from determining the impact of such changes on Partnership operations or sale of equipment.

(3)  Additional Capital Resources and Distribution Levels

The Partnership's initial contributed capital was comprised of the proceeds from its initial offering, supplemented later by permanent debt initially in the amount of $28.0 million. During 1996, the General Partner repaid the original $28.0 million debt obligation and entered into a new $23.0 million debt obligation. The General Partner has not planned any expenditures, nor is it aware of any contingencies, that would cause it to require any additional capital other than that mentioned above.

     Principal payments on the Partnership's permanent debt obligation of $7.0 million and $6.0 million are due March 31, 1996, and December 31, 1997, respectively, with the remaining unpaid principal balance due on December 31, 1998. In addition, the debt obligation requires that the greater of 45% of the fair market value of the equipment or 60% of the net sales proceeds from the sale of equipment be deposited in a joint escrow account to be used to pay down the debt. On January 31, 1996, the Partnership sold its seven offshore supply vessels for $13.4 million. Proceeds from the sale will be used to make the $7.0 million principal payment due on March 31, 1996, and a $4.4 million special cash distribution was made to Unitholders. The General Partner intends to continue to use proceeds from sales of equipment to repay the debt and to make distributions to Unitholders, mainly during the liquidation phase of the Partnership.

     Pursuant to the Limited Partnership Agreement, the Partnership has ceased to reinvest in additional equipment. The General Partner will pursue a strategy of selectively re-leasing equipment to achieve competitive returns, or selling equipment that is underperforming or whose operation becomes prohibitively expensive, in the period prior to the final liquidation of the Partnership.

     As of the first quarter of 1996, the cash distribution rate has been reduced to more closely reflect current and expected net cash flows from operations. Continued weak market conditions in certain equipment sectors and equipment sales have reduced overall lease revenues in the Partnership to the point where reductions in distribution levels are now necessary. In addition, with the onset of the equipment liquidation phase of the Partnership in 1997, the size of the Partnership's remaining equipment portfolio, and, in turn, the amount of net cash flows from operations, will continue to become progressively smaller as assets are sold. Although distribution levels will be reduced, significant asset sales may result in potential special distributions to Unitholders.

(D)  Results of Operations - Year to Year Detail Comparison

Comparison of the Partnership's Operating Results for the Years Ended December 31, 1995 and 1994

(A)  Revenues

Total revenues of $23.6 million for the year ended December 31, 1995, decreased from $25.7 million in 1994. The decrease in 1995 revenues was primarily attributable to lower recorded operating lease revenues compared to 1994.

     (1) Lease revenues decreased to $20.6 million for the year ended December 31, 1995, from $23.4 million in 1994. The following table lists lease revenues earned by equipment type (in thousands):

                                                        For the year ended December 31,
                                                          1995               1994
                                                       -------------------------------
  Railcars                                             $   6,791          $   7,002
  Marine vessels                                           5,507              6,015
  Aircraft and aircraft engines                            2,621              4,021
  Trailers                                                 2,455              2,376
  Marine containers                                        1,659              1,832
  Mobile offshore drilling unit                            1,588              2,112
                                                       ===============================
                                                       $  20,621          $  23,358
                                                       ===============================

The decrease in 1995 lease revenues resulted from:

     (a) A $1.4 million decrease in aircraft and aircraft engine lease revenue resulting from the sale of two commercial aircraft in June of 1994, the sale of one commercial aircraft and one commuter aircraft in June of 1995, and the remarketing of a commuter aircraft and an aircraft engine in 1995;

     (b) A $0.5 million decrease in mobile offshore drilling unit (rig) lease revenue due to a reduced re-lease rate as a result of the rig's repositioning to the Gulf of Mexico during 1994 in order to capture greater long-term opportunity;

     (c) A $0.5 million decrease in marine vessel lease revenue resulting from the sale of one of the Partnership's 50%-owned marine vessels during the second quarter of 1995 and due to the drydocking of the Partnership's other 50%-owned marine vessel during December of 1995;

     (d) A $0.2 million decrease in marine container lease revenue resulting from the sale of 396 marine containers during 1995 and the sale of 566 marine containers during 1994;

     (e) A $0.2 million decrease in railcar lease revenue resulting from the sale of 57 railcars during 1994 and 18 railcars during 1995.

     (2) Net gain on disposition of equipment for the year ended December 31, 1995, totaled $2.2 million from the sale or disposal of 1 of the Partnership's 50%-owned marine vessels, 396 marine containers, 1 commercial aircraft, 1 commuter aircraft, 45 trailers, and 18 railcars, with an aggregate net book value of $5.2 million for aggregate proceeds of $7.1 million. Included in the gain on sale of the marine vessel is the unused portion of accrued drydocking of $0.3 million. During 1994, the Partnership had a $1.6 million net gain on the disposition of equipment which resulted from the sale or disposition of 2 commercial aircraft, 5 barges, 566 marine containers, 57 railcars, and 48 trailers which had an aggregate net book value of $1.5 million for proceeds of $3.1 million.

(B)  Expenses

Total expenses for the year ended December 31, 1995, of $19.3 million decreased from $25.6 million in 1994. The decrease in 1995 was primarily attributable to lower depreciation and amortization, repairs and maintenance, management fees to affiliate, and marine equipment operating expenses, in addition to no loss on revaluation of equipment, no repositioning expenses, and no losses on legal settlements, offset partially by higher interest and bad debt expense.

     (1) Direct operating expenses (defined as repairs and maintenance, insurance expenses, marine equipment operating expenses, and repositioning expense) decreased to $5.6 million in year ended December 31, 1995, from $7.5 million in 1994. The decrease resulted from:

     (a) A $0.9 million decrease in charges related to the repositioning of the mobile offshore drilling unit from the Indian ocean to the Gulf of Mexico during 1994. There were no similar charges in 1995;

     (b) A $0.8 million decrease in repairs and maintenance expenses due mainly to upgrade costs expensed in 1994 related to the Partnership's 55%-owned mobile offshore drilling unit. There were no similar charges in 1995;

     (c) A $0.2 million decrease in marine equipment operating expenses due to the sale of one of the Partnership's 50%-owned marine vessels during the second quarter of 1995, offset partially by an increase in marine operating expenses due to one of the Partnership's marine vessels transferring in June 1994 from a "time" charter, where the lessee is responsible for most operating costs, into a voyage charter where all "voyage" costs are paid by the Partnership.

     (2) Indirect operating expenses (defined as depreciation and amortization expense, management fees, interest expense, general and administrative expenses, and bad debt expense) were $13.7 million in 1995 compared to $15.4 in 1994. The decrease in indirect operating expenses resulted primarily from:

     (a) A $1.8 million decrease in depreciation and amortization expense from 1994 levels primarily due to the sale of certain assets during 1995 and 1994;

     (b) A $0.4 million decrease in management fees to affiliate due to a decrease in the Partnership's operating cash flows. Management fees are based on the greater of i)10% of "Cash Flows," or ii)1/12 of 1/2% of the net book value of the equipment portfolio subject to reduction in certain events described in the Limited Partnership Agreement;

     (c) A $0.3 million increase in interest expense resulting from an increase in the floating rate of interest on the Partnership's debt.

     (3) There was no loss on revaluation of equipment recorded during 1995. During the year ended December 31, 1994, the Partnership recorded a $2.0 million loss on revaluation of equipment resulting from the $1.0 million and $0.7 million reductions in carrying values of two commercial aircraft to their estimated net realizable values and from the $0.3 million reduction in the carrying value of one aircraft engine to its estimated net realizable value.

     (4) Loss on a legal settlement of $0.7 million was recorded by the Partnership during 1994. The settlement involved a dispute with one of the Partnership's marine vessel charterers over the ability of the marine vessel to trade to Cuba on charterer's instructions. There were no similar charges in 1995.

(C)  Net Income

As a result of the foregoing, the Partnership's net income of $4.2 million for the year ended December 31, 1995, increased from net income of $0.1 million in 1994. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership, is subject to many factors and the Partnership's performance for the year ended December 31, 1995, is not necessarily indicative of future periods. In the year ended December 31, 1995, the Partnership distributed $13.4 million to the Limited Partners, or $2.30 per Depositary Unit.

Comparison of the Partnership's Operating Results for the Years Ended December 31, 1994, and 1993

(A)  Revenues

Total revenues of $25.7 million for the year ended December 31, 1994 increased from $24.3 million in 1993.

     (1) Lease revenues increased to $23.4 million for the year ended December 31, 1994, from $23.2 million in 1993. The following table lists lease revenues earned by equipment type (in thousands):

                                                        For the year ended December 31,
                                                          1994               1993
                                                       -------------------------------
  Railcars                                             $   7,002          $   7,384
  Marine vessels                                           6,015              5,201
  Aircraft and aircraft engines                            4,021              3,963
  Trailers                                                 2,376              2,196
  Marine containers                                        1,832              2,393
  Mobile offshore drilling unit                            2,112              2,108
                                                       ===============================
                                                       $  23,358          $  23,245
                                                       ===============================

The increase in 1994 lease revenues was primarily attributable to:

     (a) A $0.8 million increase in marine vessel revenue resulting from one of the Partnership's marine vessels transferring from bareboat charter into a marine vessel pool which earns higher daily rates but also assumes all operational costs;

     (b) A $0.2 million increase in trailer lease revenue resulting from the purchase in 1993 and 1994 of additional trailers which were placed in the rental yard facilities;

     (c) A $0.1 million increase in aircraft and aircraft engine revenue resulting from higher utilization rates in 1994;

     (d) A $0.6 million decrease in marine container lease revenue resulting from marine container dispositions and lower lease and utilization rates;

     (e) A $0.4 million decrease in railcar lease revenue resulting from the sale of 224 railcars at the end of the first quarter of 1993 and 57 railcars throughout 1994.

     (2) Interest and other income of $0.7 million for 1994 increased $0.5 million from 1993 due to $0.5 million in settlements received in 1994 for damage claims involving three of the Partnership's marine vessels.

     (3) Net gain on the disposition of equipment of $1.6 million during 1994, resulted from the sale or disposition of 2 commercial aircraft, 5 barges, 566 marine containers, 57 railcars, and 48 trailers with an aggregate net book value of $1.5 million for proceeds of $3.1 million.

     During 1993, the Partnership had a $0.8 million net gain on the disposition of equipment which resulted from the sale or disposition of 1 marine vessel, 914 marine containers, 224 railcars, and 97 trailers with an aggregate net book value of $3.0 million for proceeds of $3.8 million.

(B)  Expenses

Total expenses of $25.6 million for the year ended December 31, 1994, increased from $22.6 million in 1993. The increase in 1994 was primarily attributable to higher marine operating expenses, repositioning expense, a loss on a legal settlement, loss on revaluation of equipment, and interest expense, partially offset by lower depreciation and amortization, repairs and maintenance, insurance, and other general and administrative expenses.

     (1) Direct operating expenses (defined as repairs and maintenance, insurance expenses, marine equipment operating expenses, and repositioning expense) increased to $7.5 million in 1994 from $5.2 million in 1993. The increase resulted from:

     (a) An increase of $1.8 million in marine equipment operating expenses due to one of the Partnership's 50%-owned marine vessels transferring from bareboat charter, where the lessee is responsible for most operating costs, into a marine vessel pool where the Partnership is responsible for all operating costs which are allocated on a pro-rata basis within the pool;

     (b) During the year ended December 31, 1994, the Partnership recorded a $0.9 million expense resulting from the repositioning of its 55%-owned mobile offshore drilling unit from the Indian Ocean to the Gulf of Mexico. A similar expense was not recorded in 1993;

     (c) A decrease of $0.3 million in repairs and maintenance expenses resulting primarily from a decrease in marine vessel repairs due to the sale of 1 of the Partnership's 50%-owned marine vessels in the second quarter of 1993 and the sale of 57 railcars throughout 1994, offset partially by an increase in expenses related to the repositioning of the Partnership's 55%-owned mobile offshore drilling unit;

     (d) A decrease of $0.1 million in insurance expense resulting from a refund of $0.1 million from an insurance pool which the Partnership's marine vessels participate in due to lower than estimated claims in the pool.

     (2) Indirect operating expenses (defined as depreciation and amortization expense, management fees, interest expense, bad debt expense, and general and administrative expenses) decreased to $15.4 million in 1994 from $16.0 million in 1993. The decrease resulted from:

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

     (3) Loss on revaluation of equipment was recorded during the year ended December 31, 1994, resulting from the $1.0 million and $0.7 million reductions in carrying values of two commercial aircraft to their estimated net realizable values and from the $0.3 million reduction in the carrying value of one aircraft engine to its estimated net realizable value. For the year ended December 31, 1993, the Partnership recorded a $1.4 million loss on revaluation of equipment resulting from the $0.2 and $1.2 million reductions in carrying values of 50 pulpwood cars and the Partnership's 50% interest in 1 marine vessel, respectively, to their estimated net realizable values.

     (4) Loss on a legal settlement of $0.7 million was recorded by the Partnership during the year ended December 31, 1994. The settlement involved a dispute with one of the Partnership's marine vessel charterers over the ability of the marine vessel to trade to Cuba on charterer's instructions. There were no similar charges in 1993.

(C)  Net Income

As a result of the foregoing, the Partnership's net income was $0.1 million in 1994, compared to $1.7 million in 1993. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership, is subject to many factors, and the Partnership's performance in 1994 is not necessarily indicative of future years. In 1994, the Partnership distributed $13.5 million to the Limited Partners, or $2.30 per Depositary Unit.

Geographic Information

The Partnership operates its equipment in international markets. As such, the Partnership is exposed to a variety of currency, political, credit, and economic risks. Currency risks are at a minimum because all invoicing, with the exception of a small number of railcars operating in Canada, is conducted in U.S. dollars. Political risks are minimized generally through the avoidance of operations in countries that do not have a stable judicial system and established commercial business laws. Credit support strategies for lessees range from letters of credit supported by U.S. banks to cash deposits. Although these credit support mechanisms generally allow the Partnership to maintain its lease yield, there are risks associated with slow-to-respond judicial systems when legal remedies are required to secure payment or repossess equipment. Economic risks are inherent in all international markets and the General Partner strives to minimize this risk with market analysis prior to committing equipment to a particular geographic area. Refer to the notes to the financial statements for information on the revenues, income, and assets in various geographic regions.

Inflation

There was no significant impact on the Partnership's operations as a result of inflation during 1995, 1994, or 1993.

Trends

The Partnership's operation of a diversified equipment portfolio in a broad base of markets is intended to reduce its exposure to volatility in individual equipment sectors. In 1995, market conditions, supply and demand equilibrium, and other factors varied in several markets. In the container and refrigerated over-the-road trailer markets, oversupply conditions, industry consolidations, and other factors resulted in falling rates and lower returns. In the dry over-the-road trailer markets, strong demand and a backlog of new equipment deliveries produced high utilization and returns. The marine vessel, railcar, and mobile offshore drilling unit markets could be generally categorized by increasing rates as the demand for equipment is increasing faster than new additions net of retirements. These different markets have had individual effects on the performance of Partnership equipment - in some cases resulting in declining performance, and in others, in improved performance.

     The ability of the Partnership to realize acceptable lease rates on its equipment in the different equipment markets is contingent on many factors, such as specific market conditions and economic activity, technological obsolescence, governmental or other regulations, and others. The unpredictability of some of these factors, or of their occurrence, makes it difficult for the General Partner to clearly define trends or influences that may impact the performance of the Partnership's equipment. The General Partner continuously monitors both the equipment markets and the performance of the Partnership's equipment in these markets. The General Partner may make an evaluation to reduce the Partnership's exposure to equipment markets in which it determines that it cannot operate equipment and achieve acceptable rates of return. Alternatively, the General Partner may make a determination to enter equipment markets in which it perceives opportunities to profit from supply-demand instabilities or other market imperfections.

     The Partnership intends to use cash flows from operations to satisfy its operating requirements, pay loan principal on debt, and pay cash distributions to the investors.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements for the Partnership are listed in the Index to Financial Statements included in Item 14 of this Annual Report.

     Table 4, below, is a summary of the results of operations on a quarterly basis for the Partnership for the years ended December 31, 1995 and 1994:

                                                      TABLE 4

                                                Three months ended:
                                    (thousands of dollars, except unit amounts)



  1995                                             March 31          June 30           Sept. 30           Dec. 31
  ----------------------------------------------------------------------------------------------------------------------

  Total revenues                               $         6,740   $         6,444   $         5,562    $         4,829

  Net gain on disposition
    of equipment                               $           643   $         1,148   $           256    $           148

  Net income (loss)                            $         1,603   $         1,827   $           940    $          (136)<F1>

  Net income (loss) per Depositary Unit        $          0.27   $          0.31   $          0.15    $         (0.03)

  Cash distributions                           $         3,397   $         3,391   $         3,380    $         3,381

  Cash distributions per Depositary Unit       $         0.575   $         0.575   $         0.575    $         0.575

  Number of Depositary Units at end
    of quarter                                       5,836,297         5,820,150         5,820,150          5,810,150


<F1> During the  quarter  ended  December  31,  1995,  one of the  Partnership's
     50%-owned marine vessels was drydocked, utilization of trailers was down, and the Partnership recorded additional bad debt expense of $0.2 million.




                                                      TABLE 4

                                                Three months ended:
                                  (thousands of dollars, except per unit amounts)



  1994                                                March 31           June 30           Sept. 30           Dec. 31
  ------------------------------------------------------------------------------------------------------------------------

  Total revenues                                    $      5,888      $       5,577      $      6,177      $      8,017<F1>

  Net (loss) gain on disposition
    of equipment                                    $        (96)     $         (94)     $        562      $      1,213<F1>

  Loss on revaluation of equipment                  $         --      $         960<F2>  $         --      $      1,029<F3>

  Net income (loss)                                 $      1,531      $        (530)<F2> $       (389)     $       (537)<F3>

  Net income (loss) per Depositary Unit             $       0.26      $       (0.10)     $      (0.07)     $      (0.10)

  Cash distributions                                $      3,385      $       3,400      $      3,398      $      3,397

  Cash distributions per Depositary Unit            $      0.575      $       0.575      $      0.575      $      0.575

  Number of Depositary Units at end
    of quarter                                         5,853,897          5,853,197         5,848,997         5,848,197

<F1> Includes a gain from the sale of two railcars,  209 marine containers,  and three barges which had an aggregate net book value of $0.3 million and sold for $0.8 million. Includes a gain from the sale of one commercial aircraft with related engine reserves of $0.7 million, and from a $0.3 million increase in lease revenues for both the marine vessels and the rig.

<F2> During the  quarter  ended  June 30,  1994,  the  Partnership  reduced  the carrying value of one commercial aircraft by $1.0 million to its estimated net realizable value and sold the aircraft.

<F3> During the quarter ended  December 31, 1994,  the  Partnership  reduced the carrying value of one commercial aircraft by $0.7 million and one aircraft engine by $0.3 million to their estimated net realizable values.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

              None.
















                                      (This space intentionally left blank.)

                                                     PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

As of the date of this Annual Report, the directors and executive officers of PLM International (and key executive officers of its subsidiaries) are as follows:

 Name                                   Age                Position
 -------------------------------------- ------------------ -------------------------------------------------------

 J. Alec Merriam                        60                 Director, Chairman of the Board, PLM International,
                                                           Inc.; Director, PLM Financial Services, Inc.

 Allen V. Hirsch                        42                 Director, Vice Chairman of the Board, Executive Vice
                                                           President of PLM International, Inc.; Director and
                                                           President, PLM Financial Services, Inc.; President,
                                                           PLM Securities Corp., and PLM Transportation
                                                           Equipment Corporation.

 Walter E. Hoadley                      79                 Director, PLM International, Inc.

 Robert L. Pagel                        59                 Director, Chairman of the Executive Committee, PLM
                                                           International, Inc.; Director, PLM Financial
                                                           Services, Inc.

 Harold R. Somerset                     61                 Director, PLM International, Inc.

 Robert N. Tidball                      57                 Director, President and Chief Executive Officer, PLM
                                                           International, Inc.

 J. Michael Allgood                     47                 Vice President and Chief Financial Officer, PLM
                                                           International, Inc. and PLM Financial Services, Inc.

 Stephen M. Bess                        49                 President, PLM Investment Management, Inc.; Vice
                                                           President, PLM Financial Services, Inc.

 David J. Davis                         39                 Vice President and Corporate Controller, PLM
                                                           International and PLM Financial Services, Inc.

 Frank Diodati                          41                 President, PLM Railcar Management Services Canada
                                                           Limited.

 Douglas P. Goodrich                    49                 Senior Vice President, PLM International,
                                                           PLM Transportation Equipment Corporation;
                                                           President PLM Railcar Management Services, Inc.

 Steven O. Layne                        41                 Vice President, PLM Transportation Equipment
                                                           Corporation.

 Stephen Peary                          47                 Senior Vice President, General Counsel and Secretary,
                                                           PLM International, Inc. and PLM Financial Services, Inc.;
                                                           Vice President, PLM Investment Management, Inc., PLM Transportation
                                                           Equipment Corporation, PLM Securities Corp.

 Thomas L. Wilmore                      53                 Vice President, PLM Transportation Equipment
                                                           Corporation; Vice President, PLM Railcar Management
                                                           Services, Inc.


     J. Alec Merriam was appointed Chairman of the Board of Directors of PLM International in September 1990, having served as a director since February 1988. In October 1988, he became a member of the Executive Committee of the Board of Directors of PLM International. From 1972 to 1988, Mr. Merriam was Executive Vice President and Chief Financial Officer of Crowley Maritime Corporation, a San Francisco area-based company engaged in maritime shipping and transportation services. Previously, he was Chairman of the Board and Treasurer of LOA Corporation of Omaha, Nebraska and served in various financial positions with Northern Natural Gas Company, also of Omaha.

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

     Dr. Hoadley joined PLM International's Board of Directors and its Executive Committee in September, 1989. He served as a Director of PLM, Inc. from November 1982 to June 1984 and PLM Companies, Inc. from October 1985 to February 1988. Dr. Hoadley has been a Senior Research Fellow at the Hoover Institute since 1981. He was Executive Vice President and Chief Economist for the Bank of
America from 1968 to 1981, and Chairman of the Federal Reserve Bank of Philadelphia from 1962 to 1966. Dr. Hoadley served as a Director of Transcisco Industries, Inc. from 1988 through August of 1995.

     Robert L. Pagel was appointed Chairman of the Executive Committee of the Board of Directors of PLM International in September 1990, having served as a director since February 1988. In October 1988 he became a member of the Executive Committee of the Board of Directors of PLM International. From June 1990 to April 1991, Mr. Pagel was President and Co-Chief Executive Officer of The Diana Corporation, a holding company traded on the New York Stock Exchange. He is the former President and Chief Executive Officer of FanFair Corporation which specializes in sports fans' gift shops. He previously served as President and Chief Executive Officer of Super Sky International, Inc., a publicly traded company, located in Mequon, Wisconsin, engaged in the manufacture of skylight systems. He was formerly Chairman and Chief Executive Officer of Blunt, Ellis & Loewi, Inc., a Milwaukee-based investment firm. Mr. Pagel retired from Blunt, Ellis & Loewi in 1985 after a career spanning 20 years in all phases of the brokerage and financial industries. Mr. Pagel has also served on the Board of Governors of the Midwest Stock Exchange.

     Harold R. Somerset was elected to the Board of Directors of PLM International in July 1994. From February 1988 to December 1993, Mr. Somerset was President and Chief Executive Officer of California & Hawaiian Sugar Corporation (C&H), a recently-acquired subsidiary of Alexander & Baldwin, Inc. Mr. Somerset joined C&H in 1984 as Executive Vice President and Chief Operating Officer, having served on its Board of Directors since 1978, a position in which he continues to serve. Between 1972 and 1984, Mr. Somerset served in various capacities with Alexander & Baldwin, Inc., a publicly-held land and agriculture company headquartered in Honolulu, Hawaii, including Executive Vice President - Agricultures, Vice President, General Counsel and Secretary. In addition to a law degree from Harvard Law School, Mr. Somerset also holds degrees in civil engineering from the Rensselaer Polytechnic Institute and in marine engineering from the U.S. Naval Academy. Mr. Somerset also serves on the Boards of Directors for various other companies and organizations, including Longs Drug Stores, Inc., a publicly-held company headquartered in Maryland.

     Robert N. Tidball was appointed President and Chief Executive Officer of PLM International in March 1989. At the time of his appointment, he was Executive Vice President of PLM International. Mr. Tidball became a director of PLM International in April 1989 and a member of the Executive Committee of the Board of Directors of PLM International in September 1990. Mr. Tidball was elected President of PLM Railcar Management Services, Inc. in January 1986. Mr. Tidball was Executive Vice President of Hunter Keith, Inc., a Minneapolis-based investment banking firm, from March 1984 to January 1986. Prior to Hunter Keith, Inc., he was Vice President, a General Manager and a Director of North American Car Corporation, and a Director of the American Railcar Institute and the Railway Supply Association.

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

     David J. Davis was appointed Vice President and Controller of PLM International in January 1994. From March 1993 through January 1994, Mr. Davis was engaged as a consultant for various firms, including PLM. Prior to that Mr. Davis was Chief Financial Officer of LB Credit Corporation in San Francisco from July 1991 to March 1993. From April 1989 to May 1991, Mr. Davis was Vice President and Controller for ITEL Containers International Corporation which was located in San Francisco. Between May 1978 and April 1989, Mr. Davis held various positions with Transamerica Leasing Inc., in New York, including that of Assistant Controller for their rail leasing division.

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

     Thomas L. Wilmore was appointed Vice President - Rail, PLM Transportation Equipment Corporation, in March 1994 and has served as Vice President, Marketing for PLM Railcar Management Services, Inc. since May 1988. Prior to joining PLM, Mr. Wilmore was Assistant Vice President Regional Manager for MNC Leasing Corp. in Towson, Maryland from February 1987 to April 1988. From July 1985 to February 1987, he was President and Co-Owner of Guardian Industries Corp., Chicago, Illinois, and between December 1980 and July 1985, Mr. Wilmore was an Executive Vice President for its subsidiary, G.I.C. Financial Services Corporation. Mr. Wilmore also served as Vice President of Sales for Gould Financial Services located in Rolling Meadows, Illinois from June 1978 to December 1980.

     The directors of the General Partner are elected for a one-year term or until their successors are elected and qualified. There are no family relationships between any director or any executive officer of the General Partner.

ITEM 11. EXECUTIVE COMPENSATION

The Partnership has no directors, officers, or employees. The Partnership has no pension, profit-sharing, retirement, or similar benefit plan in effect as of December 31, 1995.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)  Security Ownership of Certain Beneficial Owners

     The General Partner is generally entitled to a 1% interest in the profits and losses and distributions of the Partnership. At December 31, 1995, no investor was known by the General Partner to beneficially own more than 5% of the Depositary Units of the Partnership.

(b)  Security Ownership of Management

     Table 5, below, sets forth, as of the date of this report, the amount and percent of the Partnership's outstanding Depositary Units beneficially owned by each of the directors and executive officers and all directors and executive officers as a group of the General Partner and its affiliates:

                                                      TABLE 5

Name                                                 Depositary Units                 Percent of Units

Allen V. Hirsch                                              600                              *
Robert N. Tidball                                            400                              *
J. Alec Merriam                                            1,000                              *

All directors and officers
as a group (3 people)                                      2,000                              *


*  Represents less than one percent of outstanding Depositary Units.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)  Transactions with Management and Others

During 1995, management fees to IMI were $1.3 million. During 1995, the Partnership reimbursed FSI or its affiliates $0.9 million for administrative services and data processing expenses performed on behalf of the Partnership. The Partnership paid Transportation Equipment Indemnity Company Ltd. (TEI), a wholly-owned, Bermuda-based subsidiary of PLM International, $0.2 million for insurance coverages during 1995, which amounts were paid substantially to third party reinsurance underwriters or placed in risk pools managed by TEI on behalf of affiliated partnerships and PLM International which provide threshold coverages on marine vessel loss of hire and hull and machinery damage. All pooling arrangement funds are either paid out to cover applicable losses or refunded pro rata by TEI.

(b)  Certain Business Relationships

     None.

(c)  Indebtedness of Management

     None.

(d)  Transactions With Promoters

     None.

                                                      PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS,  AND REPORTS ON FORM 8-K

     (a) 1.     Financial Statements
                The financial statements listed in the accompanying Index to Financial Statements are filed as part of this Annual Report.

     (b)        Reports on Form 8-K
                None.

     (c)        Exhibits

         4. Limited Partnership Agreement of Partnership. Incorporated by reference to the Partnership's Registration Statement on Form S-1 (Reg. No. 33-2834) which became effective with the Securities and Exchange Commission on May 20, 1986.

         4.1  Amendment,   dated  November  18,  1991,  to  Limited  Partnership
Agreement of Partnership.

        10.1 Management Agreement between the Partnership and PLM Investment Management, Inc. Incorporated by reference to the Partnership's Registration Statement on Form S-1 (Reg. No. 33-2834) which became effective with the Securities and Exchange Commission on May 20, 1986.

        10.2 $23,000,000 Loan Agreement, dated as of September 1, 1995. Incorporated by reference to the Partnership's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 1995.

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


Dated:  March 20, 1996                       PLM EQUIPMENT GROWTH FUND
                                             PARTNERSHIP

                                             By:    PLM Financial Services, Inc.
                                                    General Partner



                                             By:    *____________________
                                                     Allen V. Hirsch
                                                     President



                                             By:    /s/ David J. Davis
                                                   ------------------------
                                                   David J. Davis
                                                   Vice President and
                                                   Corporate Controller



* Stephen Peary, by signing his name hereto, does sign this document on behalf of the person indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.

                                                              /s/ Stephen Peary
                                                              -----------------
                                                              Stephen Peary
                                                              Attorney-in-Fact

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following directors of the Partnership's General Partner on the dates indicated.


Name                          Capacity                          Date



*_______________________
Allen V. Hirsch              Director - FSI               March 20, 1996


*_______________________
J. Alec Merriam              Director - FSI               March 20, 1996


*_______________________
Robert L. Pagel              Director - FSI               March 20, 1996






* Stephen Peary, by signing his name hereto, does sign this document on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.


/s/ Stephen Peary
-------------------
Stephen Peary
Attorney-in-Fact

                                             PLM EQUIPMENT GROWTH FUND
                                              (A Limited Partnership)

                                           INDEX TO FINANCIAL STATEMENTS

                                                   (Item 14(a))




                                                                          Page



Report of Independent Auditors ............................................   31

Balance sheets at December 31, 1995 and 1994 ..............................   32

Statements of income for the years ended
   December 31, 1995, 1994, and 1993 ......................................   33

Statements of changes in partners' capital for the years
   ended December 31, 1995, 1994, and 1993 ................................   34

Statements of cash flows for the years ended
   December 31, 1995, 1994, and 1993 ......................................   35

Notes to financial statements ..........................................  36-43


All financial statement schedules have been omitted as the required information is not pertinent to the Registrant or is not material, or because the information required is included in the financial statements and notes thereto.

                         REPORT OF INDEPENDENT AUDITORS






The Partners
PLM Equipment Growth Fund:

We have audited the financial statements of PLM Equipment Growth Fund as listed in the accompanying index. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PLM Equipment Growth Fund as of December 31, 1995 and 1994 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 1995, in conformity with generally accepted accounting principles.


/S/ KPMG PEAT MARWICK LLP

SAN FRANCISCO, CALIFORNIA
March 14, 1996



                                             PLM EQUIPMENT GROWTH FUND
                                              (A Limited Partnership)

                                                   BALANCE SHEETS
                                                    December 31,
                                 (in thousands of dollars, except per unit amounts)



                                                       ASSETS

                                                                                     1995                 1994
                                                                                 ----------------------------------

  Equipment held for operating leases, at cost                                    $   79,289          $   119,123
  Less accumulated depreciation                                                      (53,109)             (69,122)
                                                                                 ----------------------------------
                                                                                      26,180               50,001
  Equipment held for sale                                                             10,165                   --
                                                                                 ----------------------------------
      Net equipment                                                                   36,345               50,001

  Cash and cash equivalents                                                            1,851                2,542
  Restricted cash                                                                        332                1,952
  Accounts receivable, less allowance for doubtful
    accounts of $346 in 1995 and $203 in 1994                                          1,663                1,919
  Prepaid expenses and other assets                                                      201                  210
  Deferred charges, net of accumulated amortization
    of $443 in 1995 and $381 in 1994                                                     155                   45
                                                                                 ----------------------------------
      Total assets                                                                $   40,547          $    56,669
                                                                                 ==================================

                                         LIABILITIES AND PARTNERS' CAPITAL

  Liabilities:

    Accounts payable and accrued expenses                                         $    1,603          $     1,921
    Due to affiliates                                                                    132                  230
    Security deposits                                                                    247                  518
    Prepaid deposits and reserve for repairs                                           1,231                1,937
    Notes payable                                                                     23,000               28,000
                                                                                 ----------------------------------
      Total liabilities                                                               26,213               32,606

  Partners' capital (deficit):

    Limited Partners (5,810,150 Depositary Units at December 31,
      1995, and 5,848,197 at December 31, 1994)                                       14,609               24,374
    General Partner                                                                     (275)                (311)
                                                                                 ----------------------------------
      Total partners' capital                                                         14,334               24,063
                                                                                 ----------------------------------
      Total liabilities and partners' capital                                     $   40,547          $    56,669
                                                                                 ==================================










                       See accompanying notes to financial
                                  statements.



                                          PLM EQUIPMENT GROWTH FUND
                                           (A Limited Partnership)

                                             STATEMENTS OF INCOME
                                       For the years ended December 31,
                              (in thousands of dollars, except per unit amounts)



                                                                            1995            1994           1993
                                                                        --------------------------------------------
  Revenues:

    Lease revenue                                                        $  20,621       $  23,358      $  23,245
    Interest and other income                                                  759             716            195
    Net gain on disposition of equipment                                     2,195           1,585            838
                                                                        --------------------------------------------
       Total revenues                                                       23,575          25,659         24,278

  Expenses:

    Depreciation and amortization                                            8,547          10,349         11,188
    Management fees to affiliate                                             1,318           1,695          1,742
    Repairs and maintenance                                                  2,787           3,541          3,817
    Interest expense                                                         2,021           1,693          1,325
    Insurance expense to affiliate                                             214             112            208
    Other insurance expense                                                    382             465            457
    Marine equipment operating expenses                                      2,261           2,482            731
    General and administrative expenses
      to affiliates                                                            921             647            502
    Other general and administrative expenses                                  623             942          1,159
    Bad debt expense                                                           267              76             44
    Loss on revaluation of equipment                                            --           1,989          1,380
    Repositioning expense                                                       --             879             --
    Loss on legal settlement                                                    --             714             --
                                                                        --------------------------------------------
                                                                        --------------------------------------------
       Total expenses                                                       19,341          25,584         22,553
                                                                        --------------------------------------------

    Net income                                                           $   4,234       $      75      $   1,725
                                                                        ============================================

  Partners' share of net income:

    Limited Partners                                                     $   4,063       $     (43)     $   1,580
    General Partner                                                            171             118            145
                                                                        ============================================
       Total                                                             $   4,234       $      75      $   1,725
                                                                        ============================================

  Net income (loss) per Depositary  Unit  (5,810,150  Units - 1995;
  5,848,197 - 1994; 5,859,897 - 1993)                                    $    0.70       $   (0.01)     $    0.27
                                                                        ============================================

  Cash distributions                                                     $  13,549       $  13,580      $  13,760
                                                                        ============================================

  Cash distribution per Depositary Unit                                  $    2.30       $    2.30      $    2.30
                                                                        ============================================





                       See accompanying notes to financial
                                  statements.



                                          PLM EQUIPMENT GROWTH FUND
                                           (A Limited Partnership)

                                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                            For the years ended December 31, 1995, 1994, and 1993
                                                (in thousands)




                                                         Limited             General
                                                         Partners            Partner              Total
                                                       ------------------------------------------------------

  Partners' capital (deficit) at
    December 31, 1992                                  $    51,314         $    (318)          $   50,996

  Repurchase of Depositary Units                            (1,225)               --               (1,225)

  Net income                                                 1,580               145                1,725

  Cash distributions                                       (13,622)             (138)             (13,760)
                                                       ------------------------------------------------------

  Partners' capital (deficit) at
    December 31, 1993                                       38,047              (311)              37,736

  Repurchase of Depositary Units                              (168)               --                 (168)

  Net (loss) income                                            (43)              118                   75

  Cash distributions                                       (13,462)             (118)             (13,580)
                                                       ------------------------------------------------------

  Partners' capital (deficit) at
    December 31, 1994                                       24,374              (311)              24,063

  Repurchase of Depositary Units                              (414)               --                 (414)

  Net income                                                 4,063               171                4,234

  Cash distributions                                       (13,414)             (135)             (13,549)
                                                       ------------------------------------------------------

  Partners' capital (deficit) at
    December 31, 1995                                  $    14,609         $    (275)          $   14,334
                                                       ======================================================
















                       See accompanying notes to financial
                                  statements.


                                          PLM EQUIPMENT GROWTH FUND
                                           (A Limited Partnership)

                                           STATEMENTS OF CASH FLOWS
                                       for the years ended December 31,
                                            (thousands of dollars)


                                                                            1995           1994          1993
                                                                        ------------------------------------------
  Operating activities:
    Net income                                                           $   4,234      $      75     $    1,725
    Adjustments to reconcile net income
        to net cash provided by operating activities:
      Depreciation and amortization                                          8,547         10,349         11,188
      Net gain on disposition of equipment                                  (2,195)        (1,585)          (838)
      Loss on revaluation of equipment                                          --          1,989          1,380
      Changes in operating assets and liabilities:
        Accounts receivable, net                                               256            (67)           (48)
        Prepaid expenses and other assets                                        9            (14)            39
        Deferred charges                                                      (172)            --             --
        Restricted cash                                                        272            289         (2,823)
        Due to/from affiliates                                                 (98)           304             79
        Accounts payable and accrued expenses                                  (47)           315            666
        Security deposits                                                     (271)          (290)           110
        Prepaid deposits and reserve for repairs                              (706)           255            768
                                                                        ------------------------------------------
  Net cash provided by operating activities                                  9,829         11,620         12,246
                                                                        ------------------------------------------

  Investing activities:
    Payments for capital improvements and
      equipment purchases                                                      (47)        (1,915)        (7,023)
    Return of equipment acquisition deposits                                    --             --             50
    Proceeds from disposition of equipment                                   7,142          3,082          3,761
                                                                        ------------------------------------------
  Net cash provided by (used in) investing activities                        7,095          1,167         (3,212)
                                                                        ------------------------------------------

  Financing activities:
    Principal repayment on note payable                                    (28,000)            --             --
    Proceeds from notes payable                                             23,000             --             --
    Decrease (increase) in restricted cash                                   1,348            (53)         1,541
    Cash distributions paid to partners                                    (13,549)       (13,580)       (13,759)
    Repurchases of Depositary Units                                           (414)          (168)        (1,225)
                                                                        ------------------------------------------
  Net cash used in financing activities                                    (17,615)       (13,801)       (13,443)
                                                                        ------------------------------------------

  Net decrease in cash and cash equivalents                                   (691)        (1,014)        (4,409)

  Cash and cash equivalents at beginning of year                             2,542          3,556          7,965
                                                                        ------------------------------------------

  Cash and cash equivalents at end of year                               $   1,851      $   2,542     $    3,556
                                                                        ==========================================

  Supplemental information:
  Interest paid                                                          $   2,123      $   1,553     $    1,325
                                                                        ==========================================






                       See accompanying notes to financial
                                  statements.

                            PLM EQUIPMENT GROWTH FUND
                              A Limited Partnership
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1995


1.    Basis of Presentation

      Organization

      PLM Equipment Growth Fund, a California limited partnership (the Partnership) was formed on January 28, 1986. The Partnership engages in the business of owning and leasing primarily used transportation equipment. The Partnership commenced significant operations in August 1986. Depositary Units evidencing limited partner ownership interests in the Partnership trade on the American Stock Exchange under the symbol "GFX." PLM Financial Services, Inc. (FSI) is the General Partner. FSI is a wholly-owned subsidiary of PLM International, Inc. (PLM International).

         The Partnership will terminate on December 31, 2006, unless terminated earlier upon sale of all equipment or by certain other events. Since the third quarter of 1994, and in accordance with the Partnership agreement, the General Partner has stopped reinvesting excess cash and is using these funds, if any, for the repayment of outstanding debt and for distributions to the Partners. Beginning in the Partnership's eleventh year of operation, the General Partner intends to begin an orderly liquidation of the Partnership's assets.

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

         These financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Operations

      The equipment of the Partnership is managed, under a continuing management agreement, by PLM Investment Management, Inc. (IMI), a wholly-owned subsidiary of FSI. IMI receives a monthly management fee from the Partnership for managing the equipment (see Note 2). FSI, in conjunction with its subsidiaries, syndicates investor programs, sells transportation equipment to investor programs and third parties, manages pools of transportation equipment under agreements with the investor programs, and is a General Partner of other Limited Partnerships.

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

                            PLM EQUIPMENT GROWTH FUND
                              A Limited Partnership
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1995

1.    Basis of Presentation (continued)

      Depreciation and Amortization

      Depreciation of equipment held for operating leases is computed on 150% declining balance, or 200% declining balance method based upon estimated useful lives of 9 to 12 years for aircraft, 15 to 18 years for railcars, and 12 years for marine containers, trailers, marine vessels, and the mobile offshore drilling unit. Both accelerated depreciation methods convert to straight line when annual depreciation expense using the straight line method exceeds that calculated by the accelerated method. Acquisition fees have been capitalized as part of the cost of the equipment. Lease negotiation fees are amortized over the initial equipment lease term. Debt placement fees and issuance costs are amortized over the term of the loan for which they were paid. Major expenditures which are expected to extend the useful lives or reduce future operating expenses for equipment are capitalized.

      Transportation Equipment

      In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS 121). This standard is effective for years beginning after December 15, 1995. The Partnership adopted SFAS 121 during 1995, the effect of which was not material as the method previously employed by the Partnership was consistent with SFAS
      121. In accordance with SFAS 121, the General Partner reviews the carrying value of its equipment portfolio at least annually in relation to expected future market conditions for the purpose of assessing the recoverability of the recorded amounts. If the projected future lease revenue plus residual values are less than the carrying value of the equipment, a loss on revaluation is recorded.

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

      Net Income (Loss) and Distributions per Depositary Unit

      The net income (loss) and distributions of the Partnership are generally allocated 99% to the Limited Partners and 1% to the General Partner. The Limited Partners' net income (loss) and distributions are allocated among the Limited Partners based on the number of Depositary Units owned by each Limited Partner. The General Partner received a special allocation of income in the amount of $129,000 in 1995, $117,000 in 1994, and $128,000 in 1993 resulting from a 1991 amendment to the Partnership Agreement.

         Cash distributions are recorded when paid. Cash distributions of $3.4 million ($0.575 per Depositary Unit) were declared on December 11, 1995, and paid on February 15, 1996, to the unitholders of record as of December 31, 1995. Cash distributions to investors in excess of net income are considered to represent a return of capital on a Generally Accepted Accounting Principles (GAAP) basis. Cash distributions to Limited Partners of $9.4 million, $13.5 million, and $12.0 million in 1995, 1994, and 1993, respectively, were deemed to be a return of capital.

                            PLM EQUIPMENT GROWTH FUND
                              A Limited Partnership
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1995

1.    Basis of Presentation (continued)

      Cash and Cash Equivalents

      The Partnership considers highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less as cash equivalents. The carrying amount of cash equivalents approximates fair market value due to the short-term nature of the investments.

      Restricted Cash

      Lessee security deposits held by the Partnership are considered restricted cash. In addition, restricted cash includes the Partnership's joint escrow account deposits required by the Partnership's loan (see Note 4) to be the greater of 45% of the fair market value of sold equipment or 60% of the net sales proceeds.

      Reclassifications

      Certain amounts in the 1994 and 1993 financial statements have been reclassified to conform to the 1995 presentation.

2.    General Partner and Transactions with Affiliates

      An officer of FSI contributed $100 of the Partnership's initial capital. Under the equipment management agreement, IMI receives a monthly management fee equal to the greater of (i) 10% of "Cash Flows," or (ii) 1/12 of 1/2% of the book value of the equipment portfolio subject to reduction in certain events described in the Limited Partnership Agreement. Management fees of $0.1 million and $0.2 million were payable to IMI as of December 31, 1995 and 1994, respectively. Additionally, the
      Partnership reimbursed FSI and its affiliates $0.9 million for administrative services and data processing expenses performed on behalf of the Partnership in 1995 ($0.6 million in 1994 and $0.5 million in 1993).

         The Partnership paid $0.2 million, $0.1 million, and $0.2 million in 1995, 1994, and 1993, respectively, to Transportation Equipment Indemnity, Company, Ltd. (TEI) which provides marine insurance coverage for Partnership equipment and other insurance brokerage services to the Partnership. TEI is an affiliate of the General Partner. A substantial portion of these amounts were paid to third party reinsurance underwriters or placed in risk pools managed by TEI on behalf of affiliated partnerships and PLM International which provide threshold coverages on marine vessel loss of hire and hull and machinery damage. All pooling arrangement funds are either paid out to cover applicable losses or refunded pro rata by TEI.

         As of December 31, 1995, approximately 99% of the Partnership's trailer equipment has been transferred into rental facilities operated by an affiliate of the General Partner. Revenues collected under short-term rental agreements with rental facilities' customers are distributed monthly to the owners of the related equipment. Direct expenses associated with the equipment and an allocation of indirect expenses of the rental yard operations are billed to the Partnership.

         The Partnership jointly owns certain equipment in conjunction with affiliated partnerships. In 1995, this equipment included two commuter aircraft, two commercial aircraft, one product tanker, one aircraft engine, and one mobile offshore drilling unit.

                            PLM EQUIPMENT GROWTH FUND
                              A Limited Partnership
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1995

3.    Equipment

      The components of equipment at December 31, 1995 and 1994, are as follows (in thousands):

  Equipment held for operating leases:                     1995               1994
  ------------------------------------
                                                       ----------------------------------

  Railcar equipment                                    $    24,339         $   23,641
  Marine containers                                          8,728              9,819
  Marine vessels                                             8,277             22,264
  Aircraft and aircraft engines                             27,242             36,721
  Trailers                                                  10,703             11,134
  Mobile offshore drilling unit                                 --             15,544
                                                       ----------------------------------
                                                            79,289            119,123
  Less accumulated depreciation                            (53,109)           (69,122)
                                                       ----------------------------------
                                                            26,180             50,001
  Equipment held for sale                                   10,165                 --
                                                       ----------------------------------
  Net equipment                                        $    36,345         $   50,001
                                                       ==================================


         Equipment held for sale at December 31, 1995, included seven offshore supply vessels for sale for $13.4 million with a net book value of $2.3 million, and a 55%-owned mobile offshore drilling unit for sale for $17.3 million with a net book value of $7.9 million, both subject to pending contracts for sale. As of December 31, 1994, there was no equipment held for sale.

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

         As of December 31, 1995, all equipment in the Partnership's portfolio was on-lease or operating in PLM-affiliated short-term trailer rental facilities, except 60 marine containers, 1 commuter aircraft 50%-owned by the Partnership, and 1 aircraft engine off-lease with an aggregate net book value of $0.1 million, $0.3 million, and $1.3 million, respectively. At December 31, 1994, the Partnership had 96 marine containers off-lease, with an aggregate net book value of $0.3 million.

         The General Partner reinvested approximately $47,000 in capital improvements but did not purchase any additional equipment in 1995, in accordance with the Partnership agreement. During 1994, the Partnership purchased a capital improvement for the mobile offshore drilling unit for $1.0 million and 40 refrigerated trailers for $0.9 million.

         During 1995, the Partnership sold or disposed of 396 marine containers, 1 commercial aircraft, 1 commuter aircraft, 45 trailers, the Partnership's 50%-interest in 1 marine vessel, and 18 railcars with a net book value of $5.2 million for $7.1 million. Included in the gain on sale of the Partnership's 50%-interest in one marine vessel is the unused portion of accrued drydocking of $0.3 million. During 1994, the Partnership sold or disposed of two commercial aircraft with an aggregate net book value of $0.4 million net of engine reserves of $0.7 million for proceeds of $1.1 million. During 1994, the Partnership also sold or disposed of 5 barges, 566 marine containers, 57 railcars, and 48 trailers with an aggregate net book value of $1.1 million for proceeds of $2.0 million.

                            PLM EQUIPMENT GROWTH FUND
                              A Limited Partnership
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1995

3.    Equipment  (continued)

         There were no reductions to the carrying value of equipment made during 1995. During 1994, the Partnership reduced the carrying value of a commercial aircraft by $1.0 million to its estimated net realizable value, and the aircraft was sold in the second quarter of 1994. During 1994, the Partnership also reduced the carrying value of one commercial aircraft by $0.7 million, and one aircraft engine by $0.3 million, to their estimated net realizable values of $1.3 million and $1.6 million, respectively.

         All leases are being accounted for as operating leases. Future minimum rentals under noncancelable leases at December 31, 1995, during each of the next five years and thereafter are approximately $9.2 million - 1996; $6.7 million - 1997; $5.1 million - 1998; $3.4 million - 1999; $0.9 million - 2000, and $39,000 - thereafter. Contingent rentals based upon utilization were approximately $2.2 million, $2.6 million, and $3.1 million in 1995, 1994, and 1993, respectively.

         The Partnership owns certain equipment which is leased and operated internationally. All leases relating to this equipment were denominated in U.S. dollars.

         The Partnership leases its aircraft, railcars, mobile offshore drilling unit and trailers to lessees domiciled in five geographic regions: North America, South America, Europe, Australia and Asia. Marine vessels and marine containers are leased to multiple lessees in different regions who operate the marine vessels and marine containers worldwide. The tables below set forth geographic information about the Partnership's equipment grouped by domicile of the lessee as of and for the years ended December 31, 1995, 1994 and 1993 (in thousands):

   Revenues:                        Region                      1995           1994            1993
                                                            --------------------------------------------

     Marine vessels                 Various                  $   5,507      $    6,015      $    5,201
     Marine containers              Various                      1,659           1,832           2,393
     Mobile offshore drilling unit  North America                1,588           1,398              --
                                    Asia                            --             714           2,108
     Railcars                       North America                6,791           7,002           7,384
     Trailers                       North America                2,455           2,376           2,196
     Aircraft                       North America                  684             839           1,431
                                    Asia                           756             756             756
                                    Europe                          73             840             840
                                    South America                  590             590              --
                                    Australia                      160             178              59
     Aircraft engines               Europe                         238             238             239
                                    Asia                           120             580             638
                                                            ============================================
   Total revenues                                            $  20,621      $   23,358      $   23,245
                                                            ============================================


                            PLM EQUIPMENT GROWTH FUND
                              A Limited Partnership
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1995

3.    Equipment  (continued)

  The following table sets forth indentifiable income (loss) information by equipment type by region for the years ended December 31, 1995, 1994 and 1993 (in thousands):

          Net income (loss):                    Region                          1995           1994           1993
                                                                            --------------------------------------------

            Marine vessels                      Various                      $   1,637      $   1,220      $     (280)
            Marine containers                   Various                          1,119          1,084           1,302
            Mobile offshore drilling unit       North America                      (84)        (1,444)             --
                                                Asia                                --            (74)           (180)
            Railcars                            North America                    3,729          2,842           3,363
            Trailers                            North America                      357            185             488
            Aircraft                            North America                      222           (693)           (145)
                                                Asia                              (109)           122            (145)
                                                Europe                             (18)          (349)            124
                                                South America                     (175)          (266)             --
                                                Australia                           17             40            (177)
            Aircraft engines                    Europe                              56             39             (26)
                                                Asia                              (186)          (173)            382
                                                                            --------------------------------------------
          Total identifiable income                                              6,565          2,533           4,706
          Other net loss not identifiable                                       (2,331)        (2,458)         (2,981)
                                                                            ============================================
          Total net income                                                   $   4,234      $      75      $    1,725
                                                                            ============================================

         The net book value of these assets at December 31, 1995, 1994, and 1993 is as follows (in thousands):

                                               Region                         1995             1994         1993
                                                                         --------------------------------------------

           Marine vessels                      Various                    $      2,710      $    8,226   $  10,024
           Marine containers                   Various                           3,066           4,183       5,855
           Mobile offshore drilling unit       North America                        --           9,510          --
                                               Asia                                 --              --      10,254
           Railcars                            North America                     8,679          10,641      12,348
           Trailers                            North America                     3,253           4,266       4,401
           Aircraft                            North America                       457           2,182       4,153
                                               Asia                              2,225           2,677       3,046
                                               Europe                               --           1,320       7,171
                                               South America                     3,359           4,031          --
                                               Australia                           345             463         555
           Aircraft engines                    Europe                              747             896         999
                                               Asia                              1,339           1,606       2,292
                                                                         --------------------------------------------
         Total equipment held for
         operating leases                                                       26,180          50,001      61,098
         Marine vessel held for sale           Various                           2,298              --          --
         Mobile offshore drilling unit held
         for    sale                           North America                     7,867              --          --
         Aircraft held for sale                North America                        --              --       1,316
                                                                         --------------------------------------------
         Total equipment                                                  $     36,345      $   50,001   $  62,414
                                                                         ============================================

         There were no lessees accounting for 10% or more of total revenues during 1995 or 1994. The only lessee accounting for 10% or more of the total revenues during 1993 was Scanports Shipping (11%).

                            PLM EQUIPMENT GROWTH FUND
                              A Limited Partnership
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1995

4.    Notes Payable

      Debt borrowings of the Partnership are as follows:

                                                                      1995              1994
                                                                ----------------------------------

  Notes payable to insurance companies, bearing interest
  at LIBOR plus 1.35% per annum (7.04% at December 31, 1995)
  payable quarterly in arrears.                                  $  23,000,000     $           --

  Note payable to a bank,  bearing interest at LIBOR plus
  1.25% per annum (7.25% at December 31, 1994) payable
  quarterly, principal refinanced on September 27,
  1995.                                                                     --         28,000,000
                                                                ----------------------------------

  Total notes payable                                            $  23,000,000     $   28,000,000
                                                                ==================================

         The Partnership closed a $23.0 million adjustable rate senior secured note with a syndicate of insurance companies on September 27, 1995. The proceeds from this borrowing and existing cash were used to repay the existing $28.0 million note. Principal payments of $7.0 million and $6.0 million are due March 31, 1996, and December 31, 1997, respectively, with the remaining unpaid principal balance due on December 31, 1998. Quarterly interest payments are due beginning December 31, 1995. Interest on the debt is equal to LIBOR plus 1.35% per annum and adjusts quarterly. The facility is secured by all of the Partnership's assets and requires, upon the sale of equipment, that the greater of 45% of the fair market value of the equipment or 60% of the net sales proceeds be deposited in a joint escrow account to be used to pay down the debt. The debt limits additional borrowings and specifies covenants relating to fixed charge coverage. The Partnership paid a facility fee of $172,000 to the lender in connection with this credit facility. The General Partner sold its seven offshore supply vessels on January 31, 1996, and intends to use a portion of the sales proceeds of $13.4 million to satisfy the March 31, 1996, $7.0 million principal payment. (See Note 8)

         The General Partner believes that the book value of the notes payable approximates fair value due to the variable interest rate.

         The previous $28,000,000 facility was unsecured and nonrecourse, limited additional borrowings and specified covenants related to tangible net worth, collateral coverage, and ratios for market value and composition of the equipment owned by the Partnership. The facility required the Partnership to deposit proceeds realized on the sale or disposal of equipment into a joint escrow account where the funds could be used for the purchase of additional equipment, or reduce on a pro-rata basis the outstanding balance of the Partnership's debt. At December 31, 1994, $1.4 million of these proceeds were held by the Partnership as restricted cash. Upon refinancing, the amounts in the joint escrow account were used, along with existing cash and the new loan proceeds, to pay down the debt.

5.    Income Taxes

      The Partnership is not subject to income taxes as any income or loss is included in the tax returns of the individual Partners. Accordingly, no provision for income taxes has been made in the financial statements of the Partnership.

         As of December 31, 1995, there were temporary differences of approximately $10.5 million between the financial statement carrying values of certain assets and liabilities and the federal income tax bases of such assets and liabilities, primarily due to differences in depreciation methods and equipment reserves.

                            PLM EQUIPMENT GROWTH FUND
                              A Limited Partnership
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1995

6.    Repurchase of Depositary Units

      The Partnership has engaged in a program to repurchase up to 250,000 Depositary Units. During the year ended December 31, 1995, the Partnership had repurchased 38,047 Depositary Units at a cost of $414,000. As of December 31, 1995, the Partnership had repurchased a total of 174,850 Depositary Units at a cost of $2.5 million.

7.    Future Delisting of Partnership Units

      The Partnership's  Depositary Units began trading (under the ticker symbol
      GFX) on June 1, 1989, on the American Stock Exchange (AMEX). As of March 14, 1996, there were 5,785,350 Depositary Units outstanding. There are approximately 8,800 Depositary Unitholders of record as of the date of this report. Under the Internal Revenue Code (the Code) the Partnership is classified as a Publicly Traded Partnership. The Code treats all Publicly Traded Partnerships as corporations if they remain publicly traded after December 31, 1997. Treating the Partnership as a corporation will mean the Partnership itself will become a taxable, rather than a "flow through" entity. As a taxable entity, the income of the Partnership will be subject to federal taxation at both the partnership level and at the investor level to the extent that income is distributed to an investor. In addition, the General Partner believes that the trading price of the Depositary Units may be distorted when the Partnership begins the final liquidation of the underlying equipment portfolio. In order to avoid taxation of the Partnership as a corporation and to prevent unfairness to Unitholders, the General Partner has requested to delist the Partnership's Depositary Units from the AMEX on March 29, 1996. The last day for trading on the AMEX will be March 22, 1996. While the Partnership's Depositary Units will no longer be publicly traded on a national stock exchange, the General Partner will continue to manage the equipment of the Partnership and prepare and distribute quarterly and annual reports and Forms 10-Q and 10-K in accordance with the Securities and Exchange Commission requirements. In addition, the General Partner will continue to provide pertinent tax reporting forms and information to Unitholders. The General Partner anticipates that following delisting, an informal market for the Partnership's units may develop in the secondary marketplace similar to that which exists for non-publicly traded partnerships.

8.    Subsequent Events

      On January 31, 1996, the Partnership sold its seven offshore supply vessels for $13.4 million. The net book value of these vessels at December 31, 1995, was $2.3 million, resulting in a gain on the sale of $11.1 million. The vessels were included in assets held for sale at December 31, 1995.

         On February 1, 1996, the Partnership declared a special cash distribution of $4.4 million, equivalent to $0.75 per outstanding Depositary Unit, which was paid February 29, 1996, to unitholders of record as of February 8, 1996. Proceeds from the sale of the seven offshore supply vessels on January 31, 1996, were used to make the distribution. The balance of the sale proceeds will be used to repay a portion of the Partnership's outstanding debt and to maintain working capital reserves.

         On March 11, 1996, the Partnership declared quarterly  distributions of
      $0.289  per  outstanding   depositary  unit,   payable  May  15,  1996  to
      Unitholders of record as of March 29, 1996.

         As of February 21, 1996, the Partnership entered into a signed Memorandum of Agreement to sell its 55%-owned mobile offshore drilling unit (rig) for $17.3 million. The net book value of the 55%-owned rig at December 31, 1995 was $7.9 million. The rig was included in assets held for sale at December 31, 1995.

                            PLM EQUIPMENT GROWTH FUND

                                INDEX OF EXHIBITS


  Exhibit                                                               Page

    4.     Limited Partnership Agreement of Registrant                    *

    4.1    Amendment  to Limited Partnership Agreement of Registrant      *

   10.1    Management Agreement between Registrant and PLM Investment     *
           Management, Inc.

   10.2    $23,000,000  Loan Agreement, dated as of September 1, 1995     *

   25.     Powers of Attorney                                             45-47



*  Incorporated by reference.  See page 27 of this report.