Form 10-Q
period 1996-03-31
PLM EQUIPMENT GROWTH FUND
filed 1996-05-13
CIK 788813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarter ended March 31, 1996.

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

                             -----------------------


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)

                                 BALANCE SHEETS
                       (in thousands, except unit amounts)



                                     ASSETS


                                                                                March 31,            December 31,
                                                                                   1996                 1995
                                                                               -----------------------------------

Equipment held for operating leases, at cost                                    $   49,565          $   52,762
Less accumulated depreciation                                                      (35,258)            (36,198)
                                                                               -----------------------------------
                                                                                    14,307              16,564
Equipment held for sale                                                              1,283               2,298
                                                                               -----------------------------------
   Net equipment                                                                    15,590              18,862

Cash and cash equivalents                                                              372               1,474
Restricted cash                                                                        246                 332
Investments in unconsolidated special purpose entities                              16,203              16,871
Accounts receivable, less allowance for doubtful accounts
  of $315 at March 31, 1996, and $55 at December 31, 1995                            1,220               1,282
Prepaid expenses and other assets                                                      121                  85
Deferred charges, net of accumulated amortization of
  $30 at March 31, 1996, and $17 at December 31, 1995                                  142                 155
                                                                               -----------------------------------

  Total assets                                                                  $   33,894          $   39,061
                                                                               ===================================

                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

Accounts payable and accrued expenses                                           $      402          $      665
Due (from) to affiliates                                                               (84)                100
Security deposits                                                                      110                 126
Prepaid deposits and reserve for repairs                                               820                 836
Notes payable                                                                       14,870              23,000
                                                                               -----------------------------------
  Total liabilities                                                                 16,118              24,727

Partners' capital (deficit):

Limited Partners (5,785,350 Depositary Units
  at March 31, 1996, and  5,810,150 Depositary
  Units at December 31, 1995)                                                       18,015              14,609
General Partner                                                                       (239)               (275)
                                                                               -----------------------------------
  Total partners' capital                                                           17,776              14,334
                                                                               -----------------------------------

  Total liabilities and partners' capital                                       $   33,894          $   39,061
                                                                               ===================================








                       See accompanying notes to financial
                                  statements.

                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)

                              STATEMENTS OF INCOME
                     (in thousands, except per unit amounts)



                                                                                             For the three months
                                                                                               ended March 31,
                                                                                              1996          1995
                                                                                           -------------------------
   Revenues:

     Lease revenue                                                                          $   2,842       $ 6,020
     Interest and other income                                                                     69            77
     Net gain on disposition of equipment                                                      11,338           643
                                                                                           ---------------------------
          Total revenues                                                                       14,249         6,740

   Expenses:

     Depreciation and amortization                                                                963         2,286
     Management fees to affiliate                                                                 140           336
     Repairs and maintenance                                                                      437           807
     Interest expense                                                                             401           531
     Insurance expense to affiliates                                                               --            94
     Other insurance expense                                                                       22            74
     Marine equipment operating expenses                                                           --           688
     General and administrative expenses to affiliate                                             216           218
     Other general and administrative expenses                                                    107           103
                                                                                           ---------------------------
          Total expenses                                                                        2,286         5,137

   Equity in net loss of unconsolidated special purpose entities                                 (585)           --
                                                                                           ---------------------------

   Net income                                                                               $  11,378       $ 1,603
                                                                                           ===========================

   Partners' share of net income:
     Limited Partners                                                                       $  11,264       $ 1,569
     General Partner                                                                              114            34
                                                                                           ---------------------------

          Total                                                                             $  11,378       $ 1,603
                                                                                           ===========================

   Net income per Depositary
    Unit (5,785,350 Units at March
    31, 1996; 5,836,297 Units at
    March 31, 1995)                                                                         $    1.95       $  0.27
                                                                                           ===========================

   Cash distributions                                                                       $   3,375       $ 3,397
                                                                                           ===========================
   Cash distributions per Depositary Unit                                                   $    0.58       $  0.58
                                                                                           ===========================

   Special distributions                                                                    $   4,398       $    --
                                                                                           ===========================
                                                                                           ===========================
   Special distributions per Depositary Unit                                                $    0.75       $    --
                                                                                           ===========================

   Total distributions per Depositary Unit                                                  $    1.33       $  0.58
                                                                                           ===========================


                 See accompanying notes to financial statements.

                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
         For the year ended December 31, 1995 and the three months ended
                                 March 31, 1996
                                 (in thousands)



                                                                  Limited            General
                                                                 Partners            Partner               Total
                                                               ------------------------------------------------------

  Partners' capital (deficit) at December 31, 1994              $   24,374            $ (311)           $  24,063

  Net income                                                         4,063               171                4,234

  Repurchase of Depositary Units                                      (414)               --                 (414)

  Cash distributions                                               (13,414)             (135)             (13,549)
                                                               ------------------------------------------------------

  Partners' capital (deficit) at December 31, 1995                  14,609              (275)              14,334

  Net income                                                        11,264               114               11,378

  Repurchase of Depositary Units                                      (163)               --                 (163)

  Cash distributions                                                (3,341)              (34)              (3,375)

  Special distributions                                             (4,354)              (44)              (4,398)
                                                               ------------------------------------------------------

  Partners' capital (deficit) at March 31, 1996                 $   18,015            $ (239)           $  17,776
                                                               ======================================================


























                 See accompanying notes to financial statements.

                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                               For the three months
                                                                                  ended March 31,
                                                                            1996                   1995
                                                                         ----------------------------------

    Operating activities:
      Net income                                                           $  11,378            $   1,603
      Adjustment to reconcile net income
        to net cash provided by operating activities:
          Depreciation and amortization                                          963                2,286
          Net gain on disposition of equipment                               (11,338)                (643)
          Cash distributions from unconsolidated special
            purpose entities in excess of income                                 668                   --
          Changes in operating assets and liabilities:
            Accounts receivable, net                                              62                   87
            Due to affiliates                                                   (184)                 (99)
            Prepaid expenses and other assets                                    (36)                   7
            Restricted cash                                                        1                 (966)
            Accounts payable and accrued expenses                               (263)                (228)
            Security deposits                                                    (16)                 106
            Prepaid deposits and reserve for repairs                             (16)                (113)
                                                                          ----------------------------------
    Net cash provided by operating activities                                  1,219                2,040
                                                                          ----------------------------------

    Investing activities:
      Payments for capital improvements and
       equipment purchases                                                       (58)                 (12)
      Proceeds from disposition of equipment                                  13,718                1,168
                                                                          ----------------------------------
    Net cash provided by investing activities                                 13,660                1,156
                                                                          ----------------------------------

    Financing activities:
      Principal repayment under note payable                                  (8,130)                  --
      Decrease (increase) in restricted cash                                      85                 (106)
      Cash distributions paid to Limited Partners                             (3,341)              (3,363)
      Cash distributions paid to General Partner                                 (34)                 (34)
      Special distributions paid to Limited Partners                          (4,354)                  --
      Special distributions paid to General Partner                              (44)                  --
      Repurchases of Depositary Units                                           (163)                (140)
                                                                          ----------------------------------
    Net cash used in financing activities                                    (15,981)              (3,643)
                                                                          ----------------------------------

    Net decrease in cash and cash equivalents                                 (1,102)                (447)

    Cash and cash equivalents at beginning of period                           1,474                2,542
                                                                          ----------------------------------

    Cash and cash equivalents at end of period                             $     372            $   2,095
                                                                          ==================================

    Supplemental information:
      Interest paid                                                        $     409            $     508
                                                                          ==================================






                       See accompanying notes to financial
                                  statements.

                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1996

1.   Opinion of Management

     In the opinion of the management of PLM Financial Services, Inc., the General Partner, the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth Fund (the Partnership) as of March 31, 1996, the statements of income for the three months ended March 31, 1996 and 1995, the statements of changes in Partners' capital for the year ended December 31, 1995 and the three months ended March 31, 1996, and the statements of cash flows for the three months ended March 31, 1996 and 1995. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995, on file at the Securities and Exchange Commission.

2.   Investments in Unconsolidated Special Purpose Entities

     Prior to 1996, the Partnership accounted for operating activities associated with joint ownership of rental equipment as undivided interests, including its proportionate share of each asset with similar wholly-owned assets in its financial statements. Under generally accepted accounting principles, the effects of such activities, if material, should be reported using the equity method of accounting. Therefore, effective January 1, 1996, the Partnership adopted the equity method to account for its investment in such jointly-held assets.

     The principle differences between the previous accounting method and the equity method relate to the presentation of activities relating to these assets in the statement of operations. Whereas, under equity accounting the Partnership's proportionate share is presented as a single net amount, "Equity in net income (loss) of unconsolidated special purpose entities", under the previous method, the Partnership's income statement reflected its proportionate share of each individual item of revenue and expense. Accordingly, the effect of adopting the equity method of accounting has no cumulative effect on previously reported partner's capital or on the Partnership's net income (loss) for the period of adoption. Because the effects on previously issued financial statements of applying the equity method of accounting to investments in jointly-owned assets are not considered to be material to such financial statements taken as a whole, previously issued financial statements have not been restated. However, certain items have been reclassified in the previously issued balance sheet to conform to the current period presentation.

     The net investments in unconsolidated special purpose entities include the following jointly-owned equipment (and related assets and liabilities) (in thousands):

                                                                    March 31,        December 31,
   % Ownership          Equipment                                     1996              1995
   -----------------------------------------------------------------------------------------------
         50%            Product Tanker                           $    2,484           $    2,615
         50%            G.E. Aircraft engine                            700                  731
         50%            Boeing 737-200                                2,049                2,368
         50%            Fairchild Metro III                             150                  170
         55%            Mobile Offshore drilling unit                 7,286                7,295
         70%            Fairchild Metro III                             342                  358
         12%            Beoing 767-200                                3,192                3,334
                                                                 ---------------------------------
                          Net investments                        $   16,203           $   16,871
                                                                 =================================

                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1996

2.   Investments in Unconsolidated Special Purpose Entities (continued)

     At March 31, 1996, certain jointly-owned equipment was subject to pending contracts for sale. The Partnership's investment in these assets is reported in "Investment in unconsolidated special purpose entities". The assets held for sale consisted of a 55%-owned mobile offshore drilling unit for sale for $17.3 million, with a net book value of $7.5 million and a 70%-owned commuter aircraft for sale for $0.6 million, with a net book value of $0.3 million. At December 31, 1995, investments in unconsolidated special purpose entities included the Partnership's investment in a 55%-owned mobile offshore drilling unit that was subject to a pending contract for sale.

     The  Partnership  had  one  50%-owned   commuter   aircraft,   included  in
     investments in unconsolidated special purpose entities, with a carrying value of $1.3 million, which was off lease at March 31, 1996.

3.   Distributions

     Distributions  are recorded when paid.  Operating cash  distributions  were
     $3.4 million for the three months ended March 31, 1996 and 1995, respectively. In addition, a $4.4 million special distribution was paid to the partners during the three months ended March 31, 1996, from the proceeds of seven offshore supply vessels sold in January 1996, representing approximately 8% of the Partnership's portfolio on an original cost basis. There were no special distributions paid to partners during the three months ended March 31, 1995. Cash distributions to Unitholders in excess of net income are considered to represent a return of capital. During the quarter ended March 31, 1995, cash distributions to Unitholders of $1.8 million were deemed to be a return of capital.

     Cash distributions of $1.7 million ($0.289 per Depositary Unit) were declared on March 11, 1996, and are to be paid on May 15, 1996, to the Unitholders of record as of May 29, 1996.

4.   Depositary Unit Repurchase Plan

     The Partnership has engaged in a program to repurchase up to 250,000 Depositary Units. During the three months ended March 31, 1996, the Partnership had repurchased 24,800 Depositary Units at a cost of $163,000. As of March 31, 1996, the Partnership had repurchased a total of 199,650 Depositary Units at a cost of $2.6 million.

5.   Delisting of Partnership Units

     The General Partner delisted the Partnership's Depositary units from the American Stock Exchange (AMEX) on April 8, 1996. The last day for trading on the AMEX was March 22, 1996. Under the Internal Revenue Code (the Code) the Partnership was classified as a Publicly Traded Partnership. The Code treats all Publicly Traded Partnerships as corporations if they are publicly traded after December 31, 1997. Treating the Partnership as a corporation would mean the Partnership itself would have become a taxable, rather than a "flow through" entity. As a taxable entity, the income of the Partnership would have become subject to federal taxation at both the partnership level and at the investor level to the extent that income would have been distributed to an investor. In addition, the General Partner believed that the trading price of the Depositary Units would have become distorted when the Partnership began the final liquidation of the underlying equipment portfolio. In order to avoid taxation of the Partnership as a corporation and to prevent unfairness to Unitholders, the General Partner delisted the Partnership's Depositary Units from the AMEX. While the Partnership's Depositary Units are no longer publicly traded on a national stock exchange, the General Partner continues to manage the equipment of the Partnership and prepare and distribute quarterly and annual reports and Forms 10-Q and 10-K in accordance with the Securities and Exchange Commission requirements. In addition, the General Partner continues to provide pertinent tax reporting forms and information to Unitholders. The General Partner anticipates an informal market for the Partnership's units may develop in the secondary marketplace similar to that which currently exists for non-publicly traded partnerships.

                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1996

6.   Equipment

     Owned equipment held for operating leases is stated at cost. Equipment held for sale is stated at the lower of the equipment's depreciated cost or estimated net realizable value and is subject to a pending contract for sale.

     The components of owned equipment are as follows (in thousands):

                                                                         March 31,           December 31,
                                                                             1996                1995
                                                                         ---------------------------------
   Railcar equipment                                                      $   24,161         $   24,339
   Marine containers                                                           8,512              8,728
   Aircraft and aircraft engines                                               6,299              8,992
   Trailers                                                                   10,593             10,703
                                                                         ---------------------------------
                                                                              49,565             52,762
   Less accumulated depreciation                                             (35,258)           (36,198)
                                                                         ---------------------------------
                                                                              14,307             16,564
   Equipment held for sale                                                     1,283              2,298
                                                                         ---------------------------------
                                                                         =================================
   Net equipment                                                          $   15,590         $   18,862
                                                                         =================================

     At March 31, 1996, equipment held for sale included one aircraft engine for sale for $1.2 million with a net book value of $1.3 million, subject to a pending contract for sale. At December 31, 1995, equipment held for sale included seven offshore supply vessels with a net book value of $2.3 million, which were sold in January 1996, for $13.4 million.

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

     As of March 31, 1996, all equipment in the Partnership's portfolio was on lease or operating in PLM-affiliated short-term trailer rental facilities except for 57 marine containers, 1 aircraft engine, and 2 railcars with carrying values of $0.1 million, $0.2 million, and $16,000, respectively.

     In the third quarter of 1994, the Partnership ended its reinvestment phase in accordance with the Limited Partnership Agreement; therefore, no equipment was purchased during the quarters ended March 31, 1996 and 1995. Capital improvements to the Partnership's equipment, totaling $58,000 and $12,000 were made during the quarters ended March 31, 1996 and 1995, respectively.

     During the three months ended March 31, 1996, the Partnership sold or disposed of 7 offshore supply vessels, 82 marine containers, 6 trailers, and 7 railcars with an aggregate net book value of $2.4 million for proceeds of $13.7 million. During the three months ended March 31, 1995, the Partnership sold or disposed of 87 marine containers, 6 trailers, and 12 railcars with an aggregate net book value of $0.6 million for aggregate proceeds of $1.2 million.

7.   Debt

     On March 31, 1996, the Partnership made its scheduled $7.0 million debt payment as required by the $23 million adjustable rate senior secured note agreement, and made an additional $1.1 million debt payment with equipment sales proceeds to reduce the outstanding debt obligation to $14.9 million.

                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1996

8.   Subsequent Events

     During April 1996, the Partnership sold a 70%-owned commuter aircraft with a net book value of $0.5 million, for $0.6 million. The equipment was included in investments in unconsolidated special purpose entities as of March 31, 1996.

     During May 1996, the Partnership sold an aircraft engine with a net book value of $1.3 million, for $1.2 million. The equipment was included in equipment held for sale as of March 31, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


(I)  RESULTS OF OPERATIONS

Comparison of the Partnership's Operating Results for the Three Months Ended March 31, 1996 and 1995

(A)  Revenues

Total revenues of $14.2 million for the quarter ended March 31, 1996, increased from $6.7 million for the same quarter in 1995. The increase was due to higher net gain on disposition of equipment.

(1) Lease revenues decreased to $2.8 million for the quarter ended March 31, 1996, compared to $6.0 million in the same quarter of 1995. The following table presents lease revenues by equipment type (in thousands):

                                                                            For the three months
                                                                               ended March 31,
                                                                            1996             1995
                                                                         ----------------------------
  Railcar equipment                                                      $  1,684          $ 1,768
  Marine vessels                                                              139            1,928
  Aircraft and aircraft engines                                               120              775
  Trailers                                                                    514              659
  Marine containers                                                           385              444
  Mobile offshore drilling unit                                                --              446
                                                                         ============================
                                                                         $  2,842          $ 6,020
                                                                         ============================


     Although net income was not affected by the change in accounting for investments in unconsolidated special purpose entities, lease revenues decreased $1.3 million in the first quarter ended 1996, which included $0.5 million, $0.4 million, and $0.4 million in decreases for marine vessel, aircraft and aircraft engine, and mobile offshore drilling unit revenue, respectively, which represented revenue for jointly-owned assets (refer to the "Equity in net loss of unconsolidated special purpose entities" section below). The remaining decreases in 1996 lease revenues are explained below:

     (a) A $0.3 million decrease in aircraft and aircraft engine lease revenue resulting from the sale of one 50%-owned commercial aircraft and one commuter aircraft during the second quarter of 1995, and the remarketing of an aircraft engine in 1996;

     (b) A $1.3 million decrease in marine vessel lease revenue due to the sale of one of the Partnership's 50%-owned marine vessels in the second quarter of 1995, and due to the sale of seven offshore supply vessels in 1996;

     (c) A $0.1 million decrease in railcar lease revenue resulting from the sale of 7 railcars during 1996, and 18 railcars during 1995;

     (d) A $0.1 million decrease in trailer lease revenue resulting from the sale of 6 trailers during 1996, and 45 trailers during 1995, and due to lower utilization rates;

     (e) A $0.1 million decrease in marine container lease revenue due to the sale of 82 marine containers during 1996, and 396 marine containers during 1995.

(2) Net gain on disposition of equipment for the first quarter 1996 totaled $11.3 million which resulted mainly from the sale of seven offshore supply vessels with a net book value of $2.3 million, for proceeds of $13.4 million. The remaining gain resulted from the sale or disposal of 82 marine containers, 6 trailers, and 7 railcars, with an aggregate net book value of $0.1 million for aggregate proceeds of $0.3 million. For the first quarter of 1995, the $0.6 million net gain on disposition of equipment resulted from the sale or disposal of 87 marine containers, 6 trailers, and 12 railcars with an aggregate net book value of $0.6 million, for aggregate proceeds of $1.2 million.

(B)  Expenses

Total expenses for the three months ended March 31, 1996 of $2.3 million, decreased from $5.1 million for the same period in 1995. Although net income was not affected as a result of the change in accounting for investments in unconsolidated special purpose entities, expenses decreased $1.9 million in the first quarter of 1996, which included $0.8 million, $0.2 million, $0.3 million, $0.4 million, $0.1 million and $0.1 million decreases in depreciation, repairs and maintenance, marine equipment operating, bad debt, management fees, and insurance expenses, respectively, all relating to jointly-owned assets (refer to the "Equity in net loss of unconsolidated special purpose entities" section below). The remaining decreases in 1996 expenses are explained below:

     (a) A $0.2 million decrease in repairs and maintenance expenses and a $0.4 million decrease in marine equipment operating expenses resulting from the sale of one of the Partnership's 50%-owned marine vessels during the second quarter of 1995, the sale of seven offshore supply vessels in 1996, and the sale of railcars during 1996 and 1995;

     (b) A $0.5 million decrease in depreciation and amortization expense from 1995 levels primarily due to the sale of certain assets during 1996 and 1995.

(C) Equity in net loss of unconsolidated special purpose entities represents net loss generated from jointly-owned assets. At March 31, 1996, the Partnership had a 50%-interest in a marine vessel, an aircraft engine, a commercial aircraft and a commuter aircraft; a 55%-interest in a mobile offshore drilling unit; a 12%-interest in a commercial aircraft; and a 70%-interest in a commuter aircraft, which were all accounted for under the equity method. The 50%-owned commuter aircraft was off lease and being remarketed during the first quarter of 1996, resulting in a $0.1 million net loss during that quarter. Further net loss resulted in the first quarter of 1996, of $0.4 million related to the 50%-owned commercial aircraft for bad debt expense to reflect the General Partner's evaluation of the collectibility of receivables due from the aircraft's lessee that encountered financial difficulties.

(D)  Net Income

As a result of the foregoing, the Partnership's net income of $11.4 million for the first quarter of 1996, increased from net income of $1.6 million during the same period in 1995. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors and the Partnership's performance in the first quarter 1996 is not necessarily indicative of future periods. In the first quarter 1996, the Partnership distributed $7.8 million to the Unitholders, or $1.33 per Depositary Unit, which included a special distribution of $4.4 million, or $0.75 per depositary unit.

(II) FINANCIAL CONDITION - CAPITAL RESOURCES, LIQUIDITY, AND DISTRIBUTIONS

The General Partner purchased the Partnership's initial equipment portfolio with capital raised from its initial equity offering and permanent debt financing. No further capital contributions from original partners are permitted under the terms of the Partnership's Limited Partnership Agreement, while the Partnership's total outstanding indebtedness, currently $14.9 million, cannot be increased. The Partnership relies on operating cash flow and proceeds from the disposition of equipment to meet its operating obligations and to make cash distributions to the Limited Partners.

     For the three months ended March 31, 1996, the General Partner generated sufficient operating cash flows to meet its operating obligations and to make distributions to the partners.

     Pursuant to the Limited Partnership Agreement, the Partnership ceased during the third quarter of 1994 to reinvest in additional equipment. Equipment sales now result in partial liquidation of the Partnership's portfolio, with proceeds being used for payment of debt and distributions to partners. The General Partner will pursue a strategy of selectively re-leasing equipment to achieve competitive returns, or selling equipment that is underperforming or whose operation becomes prohibitively expensive in the period prior to the final liquidation of the Partnership.

     On March 31, 1996, the Partnership made its scheduled $7.0 million debt payment as required by the $23 million adjustable rate senior secured note agreement, and made an additional $1.1 million debt payment with equipment sales proceeds to reduce the outstanding debt obligation to $14.9 million. In addition, a $4.9 million principal payment is due on December 31, 1997, with the remaining principal balance due on December 31, 1998. The Partnership intends to retire the debt with proceeds from the sales of equipment during the liquidation phase of the Partnership.

     As of the first quarter of 1996, the cash distribution rate has been reduced to more closely reflect current and expected net cash flows from operations. Continued weak market conditions in certain equipment sectors and equipment sales have reduced overall lease revenues in the Partnership to the point where reductions in distribution levels are now necessary. In addition, with the onset of the equipment liquidation phase of the Partnership in 1997, the size of the Partnership's remaining equipment portfolio, and, in turn, the amount of net cash flows from operations, will continue to become progressively smaller as assets are sold. Although operating distribution levels will be reduced, significant asset sales may result in potential special distributions to Unitholders.

(III)    DELISTING OF PARTNERSHIP UNITS

The General Partner delisted the Partnership's Depositary units from the American Stock Exchange (AMEX) on April 8, 1996. The last day for trading on the AMEX was March 22, 1996. For the past three years, the Partnership engaged in a plan to purchase up to 250,000 Depositary Units. During the three months ended March 31, 1996, the Partnership repurchased 24,800 Depositary Units at a cost of $163,000. As of March 31, 1996, the Partnership had repurchased a total of 199,650 Depositary Units at a cost of $2.6 million.

(IV)    TRENDS

The Partnership continues to pursue a strategy of selectively re-leasing equipment to achieve competitive returns, or selling equipment that is underperforming or whose operation becomes prohibitively expensive. During 1996, marine container and refrigerated over-the-road trailer markets, oversupply conditions, industry consolidation, and other factors are expected to result in falling rates and lower returns. In the dry over-the-road trailer markets, strong demand and back log of new equipment deliveries is expected to produce high utilization and returns. The marine vessel, railcar and mobile offshore drilling unit markets may produce increased rates as demand for equipment is increasing faster than new additions, net of retirements. These different markets are expected to have individual affects on the Partnership's ability to re-lease and achieve competitive returns and to sell equipment.

     With the onset of the Partnership's equipment liquidation phase in 1997, the Partnership may choose to sell equipment rather than re-lease if market conditions are optimal. As the Partnership sells equipment, the size of the remaining equipment portfolio will become smaller, and in turn, the net cash flows from operations, and therefore, distributions levels will be reduced. Cash flows from operations will be used to pay loan principal on debt and pay operating distributions to unitholders. Significant asset sales may result in potential special distributions to Unitholders.

                           PART II - OTHER INFORMATION



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              None

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



                                        PLM EQUIPMENT GROWTH FUND

                                        By:      PLM Financial Services, Inc.
                                                 General Partner




      Date:  May 13, 1996               By:      /s/ David J. Davis
                                                 ------------------
                                                 David J. Davis
                                                 Vice President and
                                                 Corporate Controller