Form 10-Q
period 1996-06-30
PLM EQUIPMENT GROWTH FUND
filed 1996-08-12
CIK 788813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q



[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarter ended June 30, 1996.

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
                       (in thousands, except unit amounts)


                                     ASSETS


                                                                                  June 30,          December 31,
                                                                                    1996                1995
                                                                                ---------------------------------

Equipment held for operating leases, at cost                                    $   46,779          $    52,762
Less accumulated depreciation                                                      (34,045 )            (36,198)
                                                                                ---------------------------------
                                                                                    12,734               16,564
Equipment held for sale                                                                 --                2,298
                                                                                ---------------------------------
  Net equipment                                                                     12,734               18,862

Cash and cash equivalents                                                            3,058                1,474
Restricted cash                                                                      1,053                  332
Investments in unconsolidated special purpose entities                              15,594               16,871
Accounts receivable, less allowance for doubtful accounts
  of $42 at June 30, 1996, and $55 at December 31, 1995                              1,086                1,282
Prepaid expenses and other assets                                                       15                   85
Deferred charges, net of accumulated amortization of
  $43 at June 30, 1996, and $17 at December 31, 1995                                   129                  155
                                                                                ---------------------------------

  Total assets                                                                  $   33,669          $    39,061
                                                                                =================================

                                       LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

Accounts payable and accrued expenses                                           $      420          $       665
Due to affiliates                                                                      110                  100
Security deposits                                                                      189                  126
Prepaid deposits and reserve for repairs                                               819                  836
Notes payable                                                                       14,000               23,000
                                                                                ---------------------------------
  Total liabilities                                                                 15,538               24,727

Partners' capital (deficit):

Limited Partners (5,785,350 Depositary Units
  at June 30, 1996, and  5,810,150 Depositary
  Units at December 31, 1995)                                                       18,367               14,609
General Partner                                                                       (236 )               (275)
                                                                                ---------------------------------
  Total partners' capital                                                           18,131               14,334
                                                                                ---------------------------------

  Total liabilities and partners' capital                                       $   33,669          $    39,061
                                                                                =================================




                       See accompanying notes to financial
                                  statements.

                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)

                              STATEMENTS OF INCOME
                     (in thousands, except per unit amounts)


                                                                      For the three months                For the six months
                                                                         ended June 30,                     ended June 30,
                                                                       1996          1995                1996           1995
                                                                     ------------------------------------------------------------
           Revenues:

             Lease revenue                                           $  2,541      $ 5,202            $   5,383      $  11,222
             Interest and other income                                     21           94                   90            171
             Net gain on disposition of equipment                       1,555        1,148               12,893          1,791
                                                                     ------------------------------------------------------------
                  Total revenues                                        4,117        6,444               18,366         13,184

           Expenses:

             Depreciation and amortization                                887        2,194                1,850          4,480
             Management fees to affiliate                                 377          347                  517            683
             Repairs and maintenance                                      621          360                1,058          1,167
             Interest expense                                             262          541                  663          1,072
             Insurance expense to affiliate                                --           37                   --            131
             Other insurance expense                                       21          126                   43            200
             Marine equipment operating expenses                           --          618                   --          1,306
             General and administrative expenses to affiliate             191          203                  407            421
             Other general and administrative expenses                    150          191                  257            294
                                                                     ------------------------------------------------------------
                  Total expenses                                        2,509        4,617                4,795          9,754

           Equity in net income (loss) of unconsolidated
              special purpose entities                                    435           --                 (150 )           --
                                                                     ------------------------------------------------------------

           Net income                                                $  2,043      $ 1,827            $  13,421      $   3,430
                                                                     ============================================================

           Partners' share of net income:
             Limited Partners                                        $  2,023      $ 1,793            $  13,287      $   3,362
             General Partner                                               20           34                  134             68
                                                                     ------------------------------------------------------------

                  Total                                              $  2,043      $ 1,827            $  13,421      $   3,430
                                                                     ============================================================

           Net income per Depositary
            Unit (5,785,350 Units at June
            30, 1996; 5,820,150 Units at
            June 30, 1995)                                           $   0.35      $  0.31            $    2.30      $    0.58
                                                                     ============================================================

           Cash distributions                                        $  1,688      $ 3,391            $   5,063      $   6,788
                                                                     ============================================================
           Cash distributions per Depositary Unit                    $   0.29      $  0.58            $    0.87      $    1.15
                                                                     ============================================================

           Special distributions                                     $     --      $    --            $   4,398      $      --
                                                                     ============================================================
           Special distributions per Depositary Unit                 $     --      $    --            $    0.75      $      --
                                                                     ============================================================

           Total distributions per Depositary Unit                   $   0.29      $  0.58            $    1.62      $    1.15
                                                                     ============================================================




                 See accompanying notes to financial statements.

                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
               For the period from December 31, 1994 through June
                                    30, 1996
                                 (in thousands)



                                                                  Limited            General
                                                                 Partners            Partner               Total
                                                               ------------------------------------------------------

   Partners' capital (deficit) at December 31, 1994             $   24,374           $ (311 )           $  24,063

   Net income                                                       4,063               171                 4,234

   Repurchase of Depositary Units                                     (414 )             --                  (414 )

   Cash distributions                                              (13,414 )           (135 )             (13,549 )
                                                                -----------------------------------------------------

   Partners' capital (deficit) at December 31, 1995                 14,609             (275 )              14,334

   Net income                                                       13,287              134                13,421

   Repurchase of Depositary Units                                     (163 )             --                  (163 )

   Cash distributions                                               (5,012 )            (51 )              (5,063 )

   Special distributions                                            (4,354 )            (44 )              (4,398 )
                                                                -----------------------------------------------------

   Partners' capital (deficit) at June 30, 1996                 $   18,367           $ (236 )           $  18,131
                                                                =====================================================






                                 See accompanying notes to financial statements.

                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                 For the six months
                                                                                   ended June 30,
                                                                            1996                   1995
                                                                         ----------------------------------

     Operating activities:
       Net income                                                          $  13,421            $   3,430
       Adjustment to reconcile net income
         to net cash provided by operating activities:
           Depreciation and amortization                                       1,850                4,480
           Net gain on disposition of equipment                              (12,893 )             (1,791 )
           Cash distributions from unconsolidated special
             purpose entities in excess of income                              1,277                   --
           Changes in operating assets and liabilities:
             Accounts receivable, net                                            297                  236
             Due to affiliates                                                    10                  (45 )
             Prepaid expenses and other assets                                   (31 )                 59
             Restricted cash                                                      58                  (54 )
             Accounts payable and accrued expenses                              (245 )                (98 )
             Security deposits                                                    63                   54
             Prepaid deposits and reserve for repairs                            (17 )               (404 )
                                                                           ---------------------------------
     Net cash provided by operating activities                                 3,790                5,867
                                                                           ---------------------------------

     Investing activities:
       Payments for capital improvements                                         (59 )                (40 )
       Proceeds from disposition of equipment                                 17,256                6,534
                                                                           ---------------------------------
     Net cash provided by investing activities                                17,197                6,494
                                                                           ---------------------------------

     Financing activities:
       Principal repayment under note payable                                 (9,000 )                 --
       Increase in restricted cash                                              (779 )             (2,404 )
       Cash distributions paid to Limited Partners                            (5,012 )             (6,720 )
       Cash distributions paid to General Partner                                (51 )                (68 )
       Special distributions paid to Limited Partners                         (4,354 )                 --
       Special distributions paid to General Partner                             (44 )                 --
       Repurchases of Depositary Units                                          (163 )               (334 )
                                                                           ---------------------------------
     Net cash used in financing activities                                   (19,403 )             (9,526 )
                                                                           ---------------------------------

     Net increase in cash and cash equivalents                                 1,584                2,835

     Cash and cash equivalents at beginning of period                          1,474                2,542
                                                                           ---------------------------------

     Cash and cash equivalents at end of period                            $   3,058            $   5,377
                                                                           =================================

     Supplemental information:
       Interest paid                                                       $     669            $   1,044
                                                                           =================================


                       See accompanying notes to financial
                                  statements.

                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1996

1.   Opinion of Management

     In the opinion of the management of PLM Financial Services, Inc., the General Partner, the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth Fund (the Partnership) as of June 30, 1996, the statements of income for the three and six months ended June 30, 1996 and 1995, the statements of changes in Partners' capital for the period from December 31, 1994 through June 30, 1996, and the statements of cash flows for the six months ended June 30, 1996 and 1995. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995, on file at the Securities and Exchange Commission.

2.   Investments in Unconsolidated Special Purpose Entities

     Prior  to  1996,  the  Partnership   accounted  for  operating   activities
     associated with joint ownership of transportation equipment as undivided interests, including its proportionate share of each asset with similar wholly-owned assets in its financial statements. Under generally accepted accounting principles, the effects of such activities, if material, should be reported using the equity method of accounting. Therefore, effective January 1, 1996, the Partnership adopted the equity method to account for its investment in such jointly-held assets.

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

     The net investments in unconsolidated special purpose entities include the following jointly-owned equipment (and related assets and liabilities) (in thousands):

                                                                    June 30,        December 31,
    % Ownership         Equipment                                     1996              1995
    ----------------------------------------------------------------------------------------------
         50%            Product Tanker                           $    2,517         $     2,615
         50%            Aircraft engine                                 549                 731
         50%            Boeing 737-200                                2,018               2,368
         50%            Fairchild Metro III                             108                 170
         55%            Mobile Offshore drilling unit                 7,350               7,295
         70%            Fairchild Metro III                              --                 358
         12%            Boeing 767-200                                3,052               3,334
                                                                 ---------------------------------
                          Net investments                        $   15,594         $    16,871
                                                                 =================================


                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1996

2.   Investments in Unconsolidated Special Purpose Entities (continued)

     During the six months ended June 30, 1996, the Partnership sold its 70% investment in a commuter aircraft with a net book value of $0.3 million for $0.6 million. During the six months ended June 30, 1995, the Partnership sold its 50% investments in a marine vessel, a commuter aircraft and a commercial aircraft with an aggregate net book value of $4.3 million, for aggregate proceeds of $4.7 million. Included in the gain on sale of the marine vessel in 1995 is the unused portion of accrued drydocking of $0.3 million.

     At June 30, 1996, certain jointly-owned equipment was subject to pending contracts for sale. The Partnership's investment in these assets is reported in "Investments in unconsolidated special purpose entities." The investments being sold consisted of a 55% investment in a mobile offshore drilling unit with a sale contract amount of $15.1 million, and a net book value of $7.2 million, a 50% investment in an aircraft engine with a sale contract amount of $1.3 million, and a net book value of $0.7 million, and a 50% investment in a commuter aircraft with a sale contract amount of $0.4 million, and a net book value of $0.2 million. At December 31, 1995, "Investments in unconsolidated special purpose entities" included the Partnership's investment in the 55% owned mobile offshore drilling unit that was subject to a pending contract for sale. (See Note 7)

     The Partnership's 50% investment in the commuter aircraft held for sale and included in "Investments in unconsolidated special purpose entities," was off lease at June 30, 1996.

3.   Distributions

     Distributions are recorded when paid. Operating cash distributions were $5.1 million and $6.8 million for the six months ended June 30, 1996 and 1995, respectively. In addition, a $4.4 million special distribution was paid to the partners during the six months ended June 30, 1996, from the proceeds of seven offshore supply vessels sold in January 1996, with a net book value of $2.3 million for proceeds of $13.4 million, representing approximately 8% of the Partnership's portfolio on an original cost basis. There were no special distributions paid to partners during the six months ended June 30, 1995. Cash distributions to Unitholders in excess of net income are considered to represent a return of capital. During the six months ended June 30, 1995, cash distributions to Unitholders of $3.4 million were deemed to be a return of capital.

4.   Delisting of Partnership Units and Depositary Unit Repurchase Plan

     The Partnership had engaged in a program to repurchase up to 250,000 Depositary Units. During the six months ended June 30, 1996, the Partnership had repurchased 24,800 Depositary Units at a cost of $163,000. As of June 30, 1996, the Partnership had repurchased a total of 199,650 Depositary Units at a cost of $2.6 million.

     The General Partner delisted the Partnership's Depositary units from the American Stock Exchange (AMEX) on April 8, 1996. The last day for trading on the AMEX was March 22, 1996. Under the Internal Revenue Code (the Code) the Partnership was classified as a Publicly Traded Partnership. The Code treats all Publicly Traded Partnerships as corporations if they are publicly traded after December 31, 1997. Treating the Partnership as a corporation would mean the Partnership itself would have become a taxable, rather than a "flow through" entity. As a taxable entity, the income of the Partnership would have become subject to federal taxation at both the partnership level and at the investor level to the extent that income would have been distributed to an investor. In addition, the General Partner believed that the trading price of the Depositary Units would have become distorted when the Partnership began the final liquidation of the underlying equipment portfolio. In order to avoid taxation of the Partnership as a corporation and to prevent unfairness to Unitholders, the General Partner delisted the Partnership's Depositary Units from the AMEX. While the Partnership's Depositary Units are no longer publicly traded on a national stock exchange, the General Partner continues to manage the equipment of the Partnership and prepare and distribute

                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1996

4.   Delisting of Partnership Units and Depositary Unit Repurchase Plan
     (continued)

     quarterly and annual reports and Forms 10-Q and 10-K in accordance with the Securities and Exchange Commission requirements. In addition, the General Partner continues to provide pertinent tax reporting forms and information to Unitholders. The General Partner anticipates an informal market for the Partnership's units may develop in the secondary marketplace similar to that which currently exists for non-publicly traded partnerships.

5.   Equipment

     Owned equipment held for operating leases is stated at cost. Equipment held for sale is stated at the lower of the equipment's depreciated cost or estimated net realizable value and is subject to a pending contract for sale.

     The components of owned equipment are as follows (in thousands):

                                                                            June 30,           December 31,
                                                                              1996               1995
                                                                          --------------------------------
   Rail equipment                                                          $ 22,042           $  24,339
   Marine containers                                                          8,250               8,728
   Aircraft and aircraft engines                                              6,299               8,992
   Trailers                                                                  10,188              10,703
                                                                          --------------------------------
                                                                             46,779              52,762
     Less accumulated depreciation                                          (34,045 )           (36,198 )
                                                                          --------------------------------
                                                                             12,734              16,564
   Equipment held for sale                                                       --               2,298
                                                                          --------------------------------
                                                                          ================================
   Net equipment                                                           $ 12,734           $  18,862
                                                                          ================================

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

     As of June 30, 1996, all equipment in the Partnership's portfolio was on lease or operating in PLM-affiliated short-term trailer rental facilities except for 54 marine containers and 1 railcar with net book values of $15,000 and $9,000, respectively.

     In the third quarter of 1994, the Partnership ended its reinvestment phase in accordance with the Limited Partnership Agreement; therefore, no equipment was purchased during the six months ended June 30, 1996 and 1995. Capital improvements to the Partnership's equipment, totaling $59,000 and $40,000 were made during the six months ended June 30, 1996 and 1995, respectively.

     During the six months ended June 30, 1996, the Partnership sold or disposed of 7 offshore supply vessels, 166 marine containers, 27 trailers, 1 aircraft engine, and 29 railcars with an aggregate net book value of $4.4 million for proceeds of $17.3 million. During the six months ended June 30, 1995, the Partnership sold or disposed of 247 marine containers, 35 trailers, and 15 railcars with an aggregate net book value of $0.7 million for aggregate proceeds of $1.6 million.

                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1996

6.   Debt

     On June 28, 1996, the Partnership made a $0.9 million debt payment on its adjustable rate senior secured note agreement, with equipment sales proceeds, to reduce the outstanding debt obligation to $14.0 million.

7.   Subsequent Events

     During July 1996, the General Partner sold a mobile offshore  drilling unit
     (rig),  in which the  Partnership  had a 55%  investment,  and an  aircraft engine and a commuter aircraft in which the Partnership had 50% investments. The Partnership received $15.1 million for its $7.2 million investment in the rig, $1.3 million for its $0.7 million investment in the aircraft engine, and $0.4 million for its $0.2 million investment in the commuter aircraft. All three investments were included in "Investments in unconsolidated special purpose entities" at June 30, 1996.

     Cash distributions of $1.7 million ($0.289 per Depositary Unit) and special distributions of $5.8 million ($1.00 per Depositary Unit) were declared on July 30, 1996, and are to be paid on August 15, 1996, to the Unitholders of record as of June 30, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


(I)  RESULTS OF OPERATIONS

Comparison of the Partnership's Operating Results for the Three Months Ended June 30, 1996 and 1995

(A)  Owned equipment operations

Lease revenues less direct expenses (defined as repairs and maintenance, marine equipment operating, and asset specific insurance expenses) on owned equipment decreased during the second quarter of 1996 when compared to the same quarter of 1995. The following table presents lease revenues less direct expenses by owned equipment type (in thousands):


                                                                            For the three months
                                                                               ended June 30,
                                                                            1996             1995
                                                                         ----------------------------
   Aircraft and aircraft engine                                          $     59           $  152
   Trailers                                                                   271              518
   Rail equipment                                                           1,264            1,456
   Marine containers                                                          305              390
   Marine vessels                                                              --              416


Aircraft: Aircraft lease revenues and direct expenses were $0.2 million and $0.1 million, respectively, for the three months ended June 30, 1996, compared to $0.2 million and ($2,000), respectively, during the same quarter of 1995. The Partnership's aircraft engine experienced higher repairs and maintenance expense during the second quarter of 1996, resulting in a lower aircraft net contribution;

Trailers: Trailer lease revenues and direct expenses were $0.4 million and $0.1 million, respectively, for the three months ended 1996, compared to $0.6 million and $0.1 million, respectively, during the same quarter of 1995. The trailer fleet decreased due to the sale of 45 trailers during 1995, and 27 trailers during 1996. In addition, the trailer fleet is experiencing lower utilization in the PLM affiliated short-term rental yards;

Rail equipment: Rail equipment lease revenues and direct expenses were $1.7 million and $0.4 million, respectively, for the three months ended 1996, compared to $1.7 million and $0.2 million, respectively, during the same quarter of 1995. Although the railcar fleet remained relatively the same size for both quarters, the decrease in railcar contribution was the result of running repairs required on certain of the railcars in the fleet during 1996 which were not needed during 1995;

Marine containers: Marine container lease revenues and direct expenses were $0.3 million and $2,000, respectively, for the three months ended 1996, compared to $0.4 million and $3,000, respectively, during the same quarter of 1995. The number of marine containers owned by the Partnership has been declining over the past twelve months due to sales and dispositions. The result of this declining fleet has resulted in a decrease in marine container net contribution;

Marine vessels: There were no marine vessel lease revenues or direct expenses during the second quarter ended June 30, 1996. Marine vessel lease revenues and direct expenses were $0.4 million and $2,000 for the three months ended June 30, 1995. The decrease was due to the sale of seven offshore supply vessels during the first quarter of 1996, which were on lease for the entire second quarter of 1995.


(B)  Indirect expenses related to owned equipment operations

Total indirect expenses of $1.9 million for the quarter ended June 30, 1996, decreased from $2.3 million for the same period in 1995. The variances are explained as follows:

(a) A $0.2 million decrease in depreciation and amortization expenses from 1995 levels reflecting the sale of certain assets during 1996 and 1995;

(b) A $0.3 million decrease in interest expense due to reductions in the Partnership's outstanding debt;

(c) A $0.1 million increase in management fees to affiliate due to an increase in the Partnership's operating cash flows. Management fees are based on the greater of i) 10% of "Cash Flows," or ii) 1/12 of 1/2% of the net book value of the equipment portfolio subject to reductions in certain events described in the Limited Partnership Agreement.

(C)  Net gain on disposition of owned equipment

Net gain on disposition of equipment for the second quarter of 1996 totaled $1.6 million which resulted mainly from the sale or disposition of 22 railcars, 21 trailers, 1 aircraft engine and 84 marine containers with an aggregate net book value of $1.9 million, for aggregate proceeds of $3.5 million. For the second quarter of 1995, the $0.2 million net gain on disposition of equipment resulted from the sale or disposal of 160 marine containers, 29 trailers and 3 railcars with an aggregate net book value of $0.2 million, for aggregate proceeds of $0.4 million.

(D)  Interest and other income

Interest and other income decreased $0.1 million during the second quarter of 1996 due primarily to lower cash balances compared to the same quarter of 1995.

(E) Equity in net income (loss) of unconsolidated special purpose entities represents net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method (see Note 2 to the financial statements).

                                                                            For the three months
                                                                               ended June 30,
                                                                            1996             1995
                                                                         ----------------------------
   Aircraft and aircraft engines                                         $    405          $   351
   Marine vessels                                                              13              550
   Mobile offshore drilling unit                                               17              (59 )

Aircraft and aircraft engines: The Partnership's share of aircraft revenues and expenses were $0.7 million and $0.3 million, respectively, for the three months ended June 30, 1996, compared to $0.9 million and $0.5 million, respectively, during the same quarter of 1995. As of June 30, 1996, the Partnership owned 50% investments in an aircraft engine, a commercial aircraft and a commuter aircraft and a 12% interest in a commercial aircraft. The Partnership sold its 70% investment in a commuter aircraft during the second quarter of 1996, resulting in a $0.3 million net gain. The Partnership's remaining aircraft generated $0.1 million of net income during the three months ended June 30, 1996.

During the second quarter of 1995, the Partnership sold its 50% investments in a commuter and a commercial aircraft, resulting in aggregate gains of $0.4 million and net income of $0.4 million. The Partnership's remaining aircraft joint investments operated at essentially break even during the second quarter of 1995;

Marine vessel: The Partnership's share of marine vessel revenues and expenses were $0.5 million and $0.5 million, respectively, for the three months ended June 30, 1996, compared to $1.6 million and $1.0 million, respectively, during the same quarter of 1995. During 1995 and 1996, the Partnership owned a 50% investment in a marine vessel that experienced lower daily rates in the second quarter of 1996, compared to the second quarter of 1995.

In addition, the Partnership had a 50% investment in a marine vessel that was sold during the second quarter of 1995, for a gain of $0.5 million. This vessel generated $0.4 million in net income during the second quarter of 1995. There was no similar net income during 1996;

Mobile offshore drilling unit: The Partnership's share of mobile offshore drilling unit (rig) revenues and expenses were $0.4 million and $0.4 million, respectively, for the three months ended June 30, 1996, compared to $0.4 million and $0.5 million, respectively, during the same quarter of 1995. As of June 30, 1996, the Partnership owned a 55% investment in a rig. Net income generated from the rig increased slightly in the second quarter of 1996 due to lower depreciation expenses compared to the prior year second quarter.

(F)  Net Income

As a result of the foregoing, the Partnership's net income of $2.0 million for the second quarter of 1996, increased from net income of $1.8 million during the same quarter in 1995. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors and the Partnership's performance in the second quarter of 1996 is not necessarily indicative of future periods. During the second quarter of 1996, the Partnership distributed $1.7 million to the Unitholders, or $0.29 per Depositary Unit.


Comparison of the Partnership's Operating Results for the Six Months Ended June 30, 1996 and 1995

(A)  Owned equipment operations

Lease revenues less direct expenses (defined as repairs and maintenance, marine equipment operating, and asset specific insurance expenses) on owned equipment decreased during the six months ended June 30, 1996 when compared to the same period of 1995. The following table presents lease revenues less direct expenses by owned equipment type (in thousands):


                                                                             For the six months
                                                                               ended June 30,
                                                                            1996             1995
                                                                         ----------------------------
   Aircraft and aircraft engines                                         $    229          $   199
   Trailers                                                                   651            1,057
   Rail equipment                                                           2,571            2,748
   Marine containers                                                          687              829
   Marine vessels                                                             144              829


Aircraft: Aircraft lease revenues and direct expenses were $0.2 million and $15,000, respectively, for the six months ended 1996, compared to $0.2 million and $41,000, respectively, during the same period of 1995. The owned aircraft fleet remained essentially the same size during both periods resulting in essentially the same net contribution for both periods;

Trailers: Trailer lease revenues and direct expenses were $0.9 million and $0.3 million, respectively, for the six months ended 1996, compared to $1.3 million and $0.2 million, respectively, during the same period of 1995. The trailer fleet decreased due to the sale of 45 trailers during 1995, and 27 trailers during 1996. In addition, the trailer fleet is experiencing lower utilization in the PLM affiliated short-term rental yards;

Rail equipment: Rail equipment lease revenues and direct expenses were $3.4 million and $0.8 million, respectively, for the six months ended 1996, compared to $3.4 million and $0.7 million, respectively, during the same period of 1995. Although the railcar fleet remained relatively the same size for both periods, the decrease in railcar contribution resulted from running repairs required on certain of the railcars in the fleet during 1996 which were not needed during 1995;

Marine containers: Marine container lease revenues and direct expenses were $0.7 million and $5,000, respectively, for the six months ended 1996, compared to $0.8 million and $9,000, respectively, during the same period of 1995. The number of marine containers owned by the Partnership has been declining over the past twelve months due to sales and dispositions. The result of this declining fleet has resulted in a decrease in marine container net contribution;

Marine vessels: Marine vessel lease revenues and direct expenses were $0.1 million and ($18,000), respectively, for the six months ended 1996, compared to $1.3 million and $0.2 million, respectively, during the same period of 1995. The decrease was due to the sale of seven offshore supply vessels during the first quarter of 1996, which were on-lease for the entire similar period in 1995.


(B)  Indirect expenses related to owned equipment operations

Total indirect expenses of $3.7 million for the six months ended June 30, 1996, decreased from $4.5 million for the same period in 1995. The variances are explained as follows:

(a) A $0.5 million decrease in depreciation and amortization expenses from 1995 levels reflecting the sale of certain assets during 1996 and 1995;

(b) A $0.4 million decrease in interest expense due to reductions in the Partnership's outstanding debt;

(c) A $0.1 million increase in management fees to affiliate due to an increase in the Partnership's operating cash flows. Management fees are based on the greater of i) 10% of "Cash Flows," or ii) 1/12 of 1/2% of the net book value of the equipment portfolio subject to reductions in certain events described in the Limited Partnership Agreement.

(C)  Net gain on disposition of owned equipment

Net gain on disposition of equipment for the six months ended June 30, 1996 totaled $12.9 million which resulted mainly from the sale of seven offshore supply vessels with a net book value of $2.3 million, for proceeds of $13.4 million. The remaining gain resulted from the sale or disposal of 166 marine containers, 27 trailers, 1 aircraft engine, and 29 railcars, with an aggregate net book value of $2.1 million for aggregate proceeds of $3.9 million. For the six months ended June 30, 1995, the $0.9 million net gain on disposition of equipment resulted from the sale or disposal of 247 marine containers, 35 trailers, and 15 railcars with an aggregate net book value of $0.7 million, for aggregate proceeds of $1.6 million.

(D)  Interest and other income

Interest and other income decreased $0.1 million during the six months ended June 30, 1996 due primarily to lower cash balances available for investments when compared to the same period of 1995.

(E) Equity in net income (loss) of unconsolidated special purpose entities represents net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method (see Note 2 to the financial statements).

                                                                             For the six months
                                                                               ended June 30,
                                                                            1996             1995
                                                                         ----------------------------
   Aircraft and aircraft engines                                         $    (41 )        $   406
   Marine vessels                                                            (117 )            783
   Mobile offshore drilling unit                                                8               65

Aircraft and aircraft engines: The Partnership's share of aircraft revenues and expenses were $1.1 million and $1.1 million, respectively, for the six months ended June 30, 1996, compared to $1.6 million and $1.2 million, respectively, during the same period of 1995. As of June 30, 1996, the Partnership owned 50% investments in an aircraft engine, a commercial aircraft and a commuter aircraft and a 12% interest in a commercial aircraft. The Partnership sold its 70% investment in a commuter aircraft during the six months ended June 30, 1996, resulting in a $0.3 million net gain. Net loss during the six months ended June 30, 1996 of $0.3 million related to the Partnership's 50% investment in a commercial aircraft and resulted from an increase in the allowance for doubtful accounts related to a financially troubled lessee. The Partnership's remaining aircraft investments operated at essentially break even during the six months ended June 30, 1996.

During the six months ended June 30, 1995, the Partnership sold its 50% investments in a commuter and a commercial aircraft, resulting in aggregate gains of $0.4 million and aggregate net income of $0.3 million. The Partnership's remaining aircraft joint investments generated $0.1 million of net income during the six months June 30, 1995;

Marine vessel: The Partnership's share of marine vessel revenues and expenses were $1.0 million and $1.1 million, respectively, for the six months ended June 30, 1996, compared to $3.1 million and $2.3 million, respectively, during the same period of 1995. During 1995 and 1996, the Partnership owned a 50% investment in a marine vessel that experienced lower daily rates during the six months ended June 30, 1996, compared to the same period of 1995.

In addition, the Partnership had a 50% investment in a marine vessel that was sold during the second quarter of 1995 for a gain of $0.5 million. This vessel generated $0.4 million of net income during the second quarter of 1995. There was no similar net income during the six months ended June 30, 1996;

Mobile offshore drilling unit: The Partnership's share of mobile offshore drilling unit (rig) revenues and expenses were $0.7 million and $0.7 million, respectively, for the six months ended June 30, 1996, compared to $0.8 million and $0.7 million, respectively, during the same period of 1995. As of June 30, 1996, the Partnership owned a 55% investment in a rig. Net income generated from the rig decreased slightly in the six months ended June 30, 1996 due to lower lease rates compared to the prior year comparable quarter.

(F)  Net Income

As a result of the foregoing, the Partnership's net income of $13.4 million for the six months ended June 30, 1996, increased from net income of $3.4 million during the same period in 1995. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors and the Partnership's performance in the second quarter 1996 is not necessarily indicative of future periods. During the six months ended June 30, 1996, the Partnership distributed $9.4 million to the Unitholders, or $1.62 per Depositary Unit, which included a special distribution of $4.4 million, or $0.75 per depositary unit.

(II) FINANCIAL CONDITION - CAPITAL RESOURCES, LIQUIDITY, AND DISTRIBUTIONS

The General Partner purchased the Partnership's initial equipment portfolio with capital raised from its initial equity offering and permanent debt financing. No further capital contributions from original partners are permitted under the terms of the Partnership's Limited Partnership Agreement, while the Partnership's total outstanding indebtedness, currently $14.0 million, cannot be increased. The Partnership relies on operating cash flow and proceeds from the disposition of equipment to meet its operating obligations and to make cash distributions to the Limited Partners.

     For the six months ended June 30, 1996, the General Partner generated sufficient operating cash flows to meet its operating obligations and to make distributions to the partners.

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

     On June 28, 1996, the Partnership made a $0.9 million debt payment on its adjustable rate senior secured note agreement, with investment sales proceeds, to reduce the outstanding debt obligation to $14.0 million. In the third quarter, the Partnership intends to retire the remaining debt balance with proceeds from the sales of equipment that occurred in July.

     As of the first quarter of 1996, the cash distribution rate has been reduced to more closely reflect current and expected net cash flows from operations. Continued weak market conditions in certain equipment sectors and equipment sales have reduced overall lease revenues in the Partnership to the point where reductions in distribution levels are now necessary. In addition, with the 1996 beginning of the liquidation of the Partnership's portfolio, the amount of net cash flows from operations will become progressively smaller as assets are sold. Although operating distribution levels will be reduced, significant asset sales may result in potential special distributions to Unitholders.

(III)    DEPOSITARY UNITS

The General Partner delisted the Partnership's Depositary units from the American Stock Exchange (AMEX) on April 8, 1996. The last day for trading on the AMEX was March 22, 1996. For the past six years, the Partnership engaged in a plan to purchase up to 250,000 Depositary Units. During the six months ended June 30, 1996, the Partnership repurchased 24,800 Depositary Units at a cost of $163,000. As of June 30, 1996, the Partnership had repurchased a total of 199,650 Depositary Units at a cost of $2.6 million.

(IV)     TRENDS

The Partnership continues to pursue a strategy of selectively re-leasing equipment to achieve competitive returns, or selling equipment that is underperforming or whose operation becomes prohibitively expensive. During 1996, marine container and refrigerated over-the-road trailer markets, oversupply conditions, industry consolidation, and other factors are expected to result in falling rates and lower returns. In the dry over-the-road trailer markets, strong demand and back log of new equipment deliveries is expected to produce high utilization and returns. The marine vessel and railcar markets may produce increased rates as demand for equipment is increasing faster than new additions, net of retirements. These different markets are expected to have individual affects on the Partnership's ability to re-lease and achieve competitive returns and to sell equipment.

     With the 1996 beginning of the liquidation of the Partnership's portfolio, the General Partner may choose to sell equipment rather than re-lease if market conditions are optimal. As the Partnership sells equipment, the size of the remaining equipment portfolio will become smaller, and in turn, the net cash flows from operations, and therefore, distributions levels will be reduced. Cash flows from operations will be used to pay loan principal on debt and pay operating distributions to unitholders. Significant asset sales may result in potential special distributions to Unitholders.

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



                                            PLM EQUIPMENT GROWTH FUND

                                            By:    PLM Financial Services, Inc.
                                                   General Partner




      Date:  August 9, 1996                 By:    /s/ David J. Davis
                                                   ------------------
                                                   David J. Davis
                                                   Vice President and
                                                   Corporate Controller