Form 10-Q
period 1996-09-30
PLM EQUIPMENT GROWTH FUND
filed 1996-11-12
CIK 788813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q



[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarter ended September 30, 1996.

                                       or

[  ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934
         For the transition period from              to


                         Commission file number 0-15436

                             -----------------------


                            PLM EQUIPMENT GROWTH FUND

             (Exact name of registrant as specified in its charter)


      California                                         94-2998816
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

One Market, Steuart Street Tower,
  Suite 800, San Francisco, CA                            94105-1301
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
                       (in thousands, except unit amounts)


                                     ASSETS


                                                                               September 30,        December 31,
                                                                                   1996                 1995
                                                                               ----------------------------------

Equipment held for operating leases, at cost                                   $   45,873            $   52,762
Less accumulated depreciation                                                     (33,914 )             (36,198)
                                                                               ----------------------------------
                                                                                   11,959                16,564
Equipment held for sale                                                                --                 2,298
                                                                               ----------------------------------
  Net equipment                                                                    11,959                18,862

Cash and cash equivalents                                                           3,423                 1,474
Restricted cash                                                                       110                   332
Investments in unconsolidated special purpose entities                              7,028                16,871
Accounts receivable, less allowance for doubtful accounts
  of $75 at September 30, 1996, and $55 at December 31, 1995                          955                 1,282
Prepaid expenses and other assets                                                       2                    85
Deferred charges, net of accumulated amortization of
  $56 at September 30, 1996, and $17 at December 31, 1995                             116                   155
                                                                               ----------------------------------

  Total assets                                                                 $   23,593            $   39,061
                                                                               ==================================

                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

Accounts payable and accrued expenses                                          $      297            $      665
Due to affiliates                                                                     126                   100
Security deposits                                                                     110                   126
Prepaid deposits and reserve for repairs                                              747                   836
Notes payable                                                                       2,000                23,000
                                                                               ----------------------------------
  Total liabilities                                                                 3,280                24,727

Partners' capital (deficit):

Limited Partners (5,785,350 Depositary Units
  at September 30, 1996, and  5,810,150 Depositary
  Units at December 31, 1995)                                                      20,527                14,609
General Partner                                                                      (214 )                (275)
                                                                               ----------------------------------
  Total partners' capital                                                          20,313                14,334
                                                                               ----------------------------------

  Total liabilities and partners' capital                                      $   23,593            $   39,061
                                                                               ==================================




                       See accompanying notes to financial
                                  statements.

                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)

                              STATEMENTS OF INCOME
                     (in thousands, except per unit amounts)


                                                                      For the three months                 For the nine months
                                                                        ended September 30,                 ended September 30,
                                                                       1996          1995                1996           1995
                                                                     ------------------------------------------------------------
           Revenues:

             Lease revenue                                           $  2,279      $ 4,829            $   7,662      $  16,051
             Interest and other income                                    145          477                  235            648
             Net gain on disposition of equipment                         271          256               13,164          2,047
                                                                     ------------------------------------------------------------
                  Total revenues                                        2,695        5,562               21,061         18,746

           Expenses:

             Depreciation and amortization                                661        2,038                2,511          6,518
             Management fees to affiliate                                 196          331                  713          1,014
             Repairs and maintenance                                      562          618                1,620          1,785
             Interest expense                                             246          517                  909          1,589
             Insurance expense to affiliate                                 1           37                    1            168
             Other insurance expense                                       15           50                   58            250
             Marine equipment operating expenses                           --          513                   --          1,819
             General and administrative expenses to affiliate             148          177                  555            598
             Other general and administrative expenses                    166          341                  423            635
                                                                     ------------------------------------------------------------
                  Total expenses                                        1,995        4,622                6,790         14,376

           Equity in net income of unconsolidated
              special purpose entities                                  9,016           --                8,866             --
                                                                     ------------------------------------------------------------

           Net income                                                $  9,716      $   940            $  23,137      $   4,370
                                                                     ============================================================

           Partners' share of net income:
             Limited Partners                                        $  9,620      $   906            $  22,907      $   4,268
             General Partner                                               96           34                  230            102
                                                                     ------------------------------------------------------------

                  Total                                              $  9,716      $   940            $  23,137      $   4,370
                                                                     ============================================================

           Net income per Depositary
            Unit (5,785,350 Units at September
            30, 1996; 5,820,150 Units at
            September 30, 1995)                                      $   1.66      $  0.16            $    3.96      $    0.73
                                                                     ============================================================

           Cash distributions                                        $  1,690      $ 3,380            $   6,753      $  10,169
                                                                     ============================================================
           Cash distributions per Depositary Unit                    $   0.29      $  0.58            $    1.15      $    1.73
                                                                     ============================================================

           Special distributions                                     $  5,844      $    --            $  10,242      $      --
                                                                     ============================================================
           Special distributions per Depositary Unit                 $   1.00      $    --            $    1.75      $      --
                                                                     ============================================================

           Total distributions per Depositary Unit                   $   1.29      $  0.58            $    2.90      $    1.73
                                                                     ============================================================




                 See accompanying notes to financial statements.

                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
             For the period from December 31, 1994 through September
                                    30, 1996
                                 (in thousands)



                                                                  Limited            General
                                                                 Partners            Partner               Total
                                                               ------------------------------------------------------

   Partners' capital (deficit) at December 31, 1994             $   24,374           $ (311 )           $  24,063

   Net income                                                       4,063               171                 4,234

   Repurchase of Depositary Units                                     (414 )             --                  (414 )

   Cash distributions                                              (13,414 )           (135 )             (13,549 )
                                                                -----------------------------------------------------

   Partners' capital (deficit) at December 31, 1995                 14,609             (275 )              14,334

   Net income                                                       22,907              230                23,137

   Repurchase of Depositary Units                                     (163 )             --                  (163 )

   Cash distributions                                               (6,686 )            (67 )              (6,753 )

   Special distributions                                           (10,140 )           (102 )             (10,242 )
                                                                -----------------------------------------------------

   Partners' capital (deficit) at September 30, 1996            $   20,527           $ (214 )           $  20,313
                                                                =====================================================


























                 See accompanying notes to financial statements.

                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                           For the nine months
                                                                           ended September 30,
                                                                            1996                   1995
                                                                         ----------------------------------

     Operating activities:
       Net income                                                          $  23,137            $   4,370
       Adjustment to reconcile net income
         to net cash provided by operating activities:
           Depreciation and amortization                                       2,511                6,518
           Net gain on disposition of equipment                              (13,164 )             (2,047 )
           Income from unconsolidated special purpose entities
             in excess of cash distributions                                  (7,682 )                 --
           Changes in operating assets and liabilities:
             Accounts receivable, net                                            428                  396
             Due to affiliates                                                    26                  (96 )
             Prepaid expenses and other assets                                   (18 )                 87
             Deferred charges, net                                                --                 (172 )
             Restricted cash                                                     137                  331
             Accounts payable and accrued expenses                              (368 )               (503 )
             Security deposits                                                   (16 )               (331 )
             Prepaid deposits and reserve for repairs                            (89 )               (353 )
                                                                           ---------------------------------
     Net cash provided by operating activities                                 4,902                8,200
                                                                           ---------------------------------

     Investing activities:
       Payments for capital improvements                                         (59 )                (43 )
       Proceeds from disposition of equipment                                 17,654                6,921
       Liquidation proceeds from unconsolidated special
           purpose entities                                                   17,525                   --
                                                                           ---------------------------------
                                                                           ---------------------------------
     Net cash provided by investing activities                                35,120                6,878
                                                                           ---------------------------------

     Financing activities:
       Principal repayments under note payable                               (21,000 )            (28,000 )
       Proceeds from note payable                                                 --               23,000
       Decrease in restricted cash                                                85                1,434
       Cash distributions paid to Limited Partners                            (6,686 )            (10,067 )
       Cash distributions paid to General Partner                                (67 )               (102 )
       Special distributions paid to Limited Partners                        (10,140 )                 --
       Special distributions paid to General Partner                            (102 )                 --
       Repurchases of Depositary Units                                          (163 )               (334 )
                                                                           ---------------------------------
     Net cash used in financing activities                                   (38,073 )            (14,069 )
                                                                           ---------------------------------

     Net increase in cash and cash equivalents                                 1,949                1,009

     Cash and cash equivalents at beginning of period                          1,474                2,542
                                                                           ---------------------------------

     Cash and cash equivalents at end of period                            $   3,423            $   3,551
                                                                           =================================

     Supplemental information:
       Interest paid                                                       $     922            $   1,703
                                                                           =================================


                       See accompanying notes to financial
                                  statements.

                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1996

1.   Opinion of Management

     In the opinion of the management of PLM Financial Services, Inc., the General Partner, the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth Fund (the Partnership) as of September 30, 1996, the statements of income for the three and nine months ended September 30, 1996 and 1995, the statements of changes in Partners' capital for the period from December 31, 1994 through September 30, 1996, and the statements of cash flows for the nine months ended September 30, 1996 and 1995. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995, on file at the Securities and Exchange Commission.

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

     The principal differences between the previous accounting method and the equity method relate to the presentation of activities relating to these assets in the statement of operations. Under the equity method the Partnership's proportionate share is presented as a single net amount, "Equity in net income (loss) of unconsolidated special purpose entities". Under the previous method, the Partnership's income statement reflected its proportionate share of each individual item of revenue and expense. Accordingly, the effect of adopting the equity method of accounting has no cumulative effect on previously reported partners' capital or on the Partnership's net income (loss) for the period of adoption. Because the effects on previously issued financial statements of applying the equity method of accounting for investments in jointly-owned assets are not considered to be material to such financial statements taken as a whole, previously issued financial statements have not been restated. However, certain items have been reclassified in the previously issued balance sheet to conform to the current period presentation.

     The net investments in unconsolidated special purpose entities include the following jointly-owned equipment (and related assets and liabilities) (in thousands):

                                                                 September 30,      December 31,
    % Ownership         Equipment                                     1996              1995
    ----------------------------------------------------------------------------------------------
         50%            Product Tanker                           $    2,238         $     2,615
         50%            Aircraft engine                                  --                 731
         50%            Boeing 737-200                                1,879               2,368
         50%            Fairchild Metro III                              --                 170
         55%            Mobile Offshore drilling unit                    --               7,295
         70%            Fairchild Metro III                              --                 358
         12%            Boeing 767-200                                2,911               3,334
                                                                 ---------------------------------
                          Net investments                        $    7,028         $    16,871
                                                                 =================================

                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1996

2.   Investments in Unconsolidated Special Purpose Entities (continued)

     During the nine months ended September 30, 1996, the Partnership sold its 70% and 50% investments in commuter aircraft, its 55% investment in a mobile offshore drilling unit and its 50% investment in an aircraft engine with an aggregate net book value of $8.3 million, for aggregate proceeds of $17.5 million. During the nine months ended September 30, 1995, the Partnership sold its 50% investments in a marine vessel, a commuter aircraft and a commercial aircraft with an aggregate net book value of $4.3 million, for aggregate proceeds of $4.9 million. Included in the gain on sale of the marine vessel in 1995 is the unused portion of accrued drydocking of $0.3 million.

     The Partnership's 50% investment in a commercial aircraft included in "Investments in unconsolidated special purpose entities" was off lease at September 30, 1996.

3.   Distributions

     Distributions are recorded when paid. Operating cash distributions were $6.8 million and $10.2 million for the nine months ended September 30, 1996 and 1995, respectively. In addition, $10.2 million in special distributions were paid to the partners during the nine months ended September 30, 1996, from the sales proceeds of seven offshore supply vessels, 33 railcars, an aircraft engine, 290 marine containers, 48 trailers, 50% investments in a commuter aircraft and an aircraft engine, a 55% investment in a mobile offshore drilling unit and a 70% investment in a commuter aircraft with aggregate net book values of $12.8 million for proceeds of $35.2. There were no special distributions paid to partners during the nine months ended September 30, 1995. Cash distributions to Unitholders in excess of net income are considered to represent a return of capital. During the nine months ended September 30, 1995, cash distributions to Unitholders of $5.8 million were deemed to be a return of capital.

4.   Delisting of Partnership Units and Depositary Unit Repurchase Plan

     The Partnership had engaged in a program to repurchase up to 250,000 Depositary Units. During the nine months ended September 30, 1996, the Partnership had repurchased 24,800 Depositary Units at a cost of $163,000. As of September 30, 1996, the Partnership had repurchased a total of 199,650 Depositary Units at a cost of $2.6 million.

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

                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1996

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

5.   Equipment

     Owned equipment held for operating leases is stated at cost. Equipment held for sale is stated at the lower of the equipment's depreciated cost or fair value less costs to sell and is subject to a pending contract for sale.

     The components of owned equipment are as follows (in thousands):

                                                                        September 30,        December 31,
                                                                              1996               1995
                                                                          --------------------------------
   Rail equipment                                                         $  21,966          $   24,339
   Marine containers                                                          7,834               8,728
   Aircraft and aircraft engines                                              6,299               8,992
   Trailers                                                                   9,774              10,703
                                                                          --------------------------------
                                                                             45,873              52,762
   Less accumulated depreciation                                            (33,914 )           (36,198 )
                                                                          --------------------------------
                                                                             11,959              16,564
   Equipment held for sale                                                       --               2,298
                                                                          --------------------------------
                                                                          ================================
   Net equipment                                                          $  11,959          $   18,862
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

     As of September 30, 1996, all equipment in the Partnership's portfolio was on lease or operating in PLM-affiliated short-term trailer rental facilities except for 33 marine containers and 10 railcars with net book values of $30,000 and $84,000, respectively.

     In the third quarter of 1994, the Partnership ended its reinvestment phase in accordance with the Limited Partnership Agreement; therefore, no equipment was purchased during the nine months ended September 30, 1996 and 1995. Capital improvements to the Partnership's equipment, totaling $59,000 and $43,000 were made during the nine months ended September 30, 1996 and 1995, respectively.

                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1996

5.   Equipment (continued)

     During the nine months ended September 30, 1996, the Partnership sold or disposed of 7 offshore supply vessels, 290 marine containers, 48 trailers, 1 aircraft engine, and 33 railcars with an aggregate net book value of $4.5 million for proceeds of $17.7 million. During the nine months ended September 30, 1995, the Partnership sold or disposed of 306 marine containers, 39 trailers, and 18 railcars with an aggregate net book value of $0.9 million for aggregate proceeds of $2.0 million.

6.   Debt

     On September 30, 1996, the Partnership made a $12.0 million debt payment on its adjustable rate senior secured note, with equipment sales proceeds, to reduce the outstanding debt obligation to $2.0 million.

7.   Subsequent Event

     Cash distributions of $1.6 million ($0.27 per Depositary Unit) were declared on October 24, 1996, and are to be paid on November 15, 1996, to the Unitholders of record as of September 30, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


(I)  RESULTS OF OPERATIONS

Comparison of the Partnership's Operating Results for the Three Months Ended September 30, 1996 and 1995

(A)  Owned equipment operations

Lease revenues less direct expenses (defined as repairs and maintenance, marine equipment operating, and asset specific insurance expenses) on owned equipment decreased during the third quarter of 1996 when compared to the same quarter of 1995. The following table presents lease revenues less direct expenses by owned equipment type (in thousands):


                                                                            For the three months
                                                                             ended September 30,
                                                                            1996             1995
                                                                         ----------------------------
   Aircraft and aircraft engine                                          $    122        $     117
   Trailers                                                                   295              385
   Rail equipment                                                           1,095            1,108
   Marine containers                                                          195              416
   Marine vessels                                                              --              635


Aircraft: Aircraft lease revenues and direct expenses were $0.1 million and $2,000, respectively, for the three months ended September 30, 1996, compared to $0.1 million and $3,000, respectively, during the same quarter of 1995. The Partnership's aircraft engine which was sold in the second quarter of 1996 was off lease the entire third quarter of 1995, thus did not have an impact on the net contribution in either period. The Partnership's remaining commercial aircraft's net contribution was $0.1 million in both the third quarters of 1995 and 1996;

Trailers: Trailer lease revenues and direct expenses were $0.4 million and $0.1 million, respectively, for the three months ended 1996, compared to $0.5 million and $0.1 million, respectively, during the same quarter of 1995. Trailer net contribution decreased due to the sale of 45 trailers during 1995, and 48 trailers during 1996. In addition, the trailer fleet is experiencing lower utilization in the PLM affiliated short-term rental yards;

Rail equipment: Rail equipment lease revenues and direct expenses were $1.5 million and $0.4 million, respectively, for the three months ended 1996, compared to $1.7 million and $0.6 million, respectively, during the same quarter of 1995. During the nine months ended September 30, 1996, the Partnership sold 20 locomotives, resulting in lower revenues but also lower expenses for the three months ended September 30, 1996, compared to the same quarter of 1995;

Marine containers: Marine container lease revenues and direct expenses were $0.2 million and $2,000, respectively, for the three months ended 1996, compared to $0.4 million and $4,000, respectively, during the same quarter of 1995. The number of marine containers owned by the Partnership has been declining over the past twelve months due to sales and dispositions. The result of this declining fleet has been a decrease in marine container net contribution;

Marine vessels: There were no marine vessel lease revenues or direct expenses during the third quarter ended September 30, 1996. Marine vessel lease revenues and direct expenses were $0.4 million and ($0.2) million for the three months ended September 30, 1995. The decrease was due to the sale of seven offshore supply vessels during the first quarter of 1996, which were on lease for the entire third quarter of 1995.

(B)  Indirect expenses related to owned equipment operations

Total indirect expenses of $1.4 million for the quarter ended September 30, 1996, decreased from $2.3 million for the same period in 1995. The variances are explained as follows:

(a) A $0.5 million decrease in depreciation and amortization expenses from 1995 levels reflecting the sale of certain assets during 1996 and 1995;

(b) A $0.3 million decrease in interest expense due to reductions in the Partnership's outstanding debt;

(c) A $0.1 million decrease in general and administrative expenses due to a decrease in the provision for bad debts.

(C)  Net gain on disposition of owned equipment

Net gain on disposition of equipment for the third quarter of 1996 totaled $0.3 million which resulted mainly from the sale or disposition of 3 railcars, 21 trailers, and 124 marine containers with an aggregate net book value of $0.1 million, for aggregate proceeds of $0.4 million. For the third quarter of 1995, the $0.3 million net gain on disposition of equipment resulted from the sale or disposal of 59 marine containers, 4 trailers and 3 railcars with an aggregate net book value of $0.1 million, for aggregate proceeds of $0.4 million.

(D)  Interest and other income

Interest and other income decreased $0.3 million during the third quarter of 1996 due to adjustments recorded in the third quarter of 1995 which represented $0.3 million of accrued interest income on deposit balances no longer payable. There were no similar adjustments recorded in the third quarter of 1996.

(E) Equity in net income of unconsolidated special purpose entities represents net income generated from the operation of jointly-owned assets accounted for under the equity method (see Note 2 to the financial statements).

                                                                            For the three months
                                                                             ended September 30,
                                                                            1996             1995
                                                                         ----------------------------
   Aircraft and aircraft engines                                         $    821         $     41
   Marine vessels                                                             152              (85 )
   Mobile offshore drilling unit                                            8,043              (64 )

Aircraft and aircraft engines: The Partnership's share of aircraft revenues and expenses were $1.1 million and $0.3 million, respectively, for the three months ended September 30, 1996, compared to $0.5 million and $0.5 million, respectively, during the same quarter of 1995. As of September 30, 1996, the Partnership owned 50% and 12% investments in commercial aircraft. The
Partnership sold its 50% investments in an aircraft engine and a commuter aircraft during the third quarter of 1996, resulting in $0.9 million in net gains, and $0.9 million of net income. Income from the sales was partially offset by net loss of $0.1 million related to the Partnership's 50% investment in a commercial aircraft and resulted from the aircraft being off lease during the third quarter of 1996. The Partnership's remaining 12% investment in a commercial aircraft operated at essentially break even during the third quarter ended September 1996.

During the third quarter of 1995, the Partnership's aircraft joint investments operated at essentially break even;

Marine vessel: The Partnership's share of marine vessel revenues and expenses were $0.6 million and $0.4 million, respectively, for the three months ended September 30, 1996, compared to $0.8 million and $0.9 million, respectively, during the same quarter of 1995. During the third quarters ended September 1995 and 1996, the Partnership owned a 50% investment in a marine vessel that experienced lower marine operating expenses as a percentage of revenue during the third quarter ended 1996, compared to the prior year quarter, resulting in higher net income compared to the similar prior year quarter.

Mobile offshore drilling unit: The Partnership's share of mobile offshore drilling unit (rig) revenues and expenses were $8.1 million and $22,000, respectively, for the three months ended September 30, 1996, compared to $0.4 million and $0.5 million, respectively, during the same quarter of 1995. Net income generated from the rig increased in the third quarter of 1996 due to the $8.0 million gain on the sale of the Partnership's 55% investment in the rig in July 1996.

(F)  Net Income

As a result of the foregoing, the Partnership's net income of $9.7 million for the third quarter of 1996, increased from net income of $0.9 million during the same quarter in 1995. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors and the Partnership's performance in the third quarter of 1996 is not necessarily indicative of future periods. During the third quarter of 1996, the Partnership distributed $7.5 million to the Unitholders, or $1.29 per Depositary Unit, which included a special distribution of $5.8 million, or $1.00 per depositary unit.


Comparison of the Partnership's Operating Results for the Nine Months Ended September 30, 1996 and 1995

(A)  Owned equipment operations

Lease revenues less direct expenses (defined as repairs and maintenance, marine equipment operating, and asset specific insurance expenses) on owned equipment decreased during the nine months ended September 30, 1996 when compared to the same period of 1995. The following table presents lease revenues less direct expenses by owned equipment type (in thousands):


                                                                             For the nine months
                                                                             ended September 30,
                                                                            1996             1995
                                                                         ----------------------------
   Aircraft and aircraft engines                                         $    352        $     308
   Trailers                                                                   962            1,441
   Rail equipment                                                           3,666            3,855
   Marine containers                                                          882            1,245
   Marine vessels                                                             143            1,464


Aircraft: Aircraft lease revenues and direct expenses were $0.4 million and $17,000, respectively, for the nine months ended 1996, compared to $0.4 million and $0.1 million, respectively, during the same period of 1995. The owned aircraft fleet decreased due to the sale of one aircraft engine during 1996. Aircraft contribution increased for the nine months ended September 1996 due to lower insurance expenses for the period, compared to the same period of 1995;

Trailers: Trailer lease revenues and direct expenses were $1.4 million and $0.4 million, respectively, for the nine months ended 1996, compared to $1.8 million and $0.4 million, respectively, during the same period of 1995. The trailer net contribution decreased due to the sale of 45 trailers during 1995, and 48 trailers during 1996. In addition, the trailer fleet is experiencing lower utilization in the PLM affiliated short-term rental yards;

Rail equipment: Rail equipment lease revenues and direct expenses were $4.9 million and $1.2 million, respectively, for the nine months ended 1996, compared to $5.1 million and $1.2 million, respectively, during the same period of 1995. During the nine months ended September 30, 1996, the Partnership sold 20 locomotives resulting in lower revenues and expenses for the nine months ended September 30, 1996, compared to the same period of 1995. In addition, the decrease in railcar contribution resulted from running repairs required on certain of the railcars in the fleet during 1996 which were not needed during 1995;

Marine containers: Marine container lease revenues and direct expenses were $0.9 million and $6,000, respectively, for the nine months ended 1996, compared to $1.2 million and $13,000, respectively, during the same period of 1995. The number of marine containers owned by the Partnership has been declining over the past twelve months due to sales and dispositions. The result of this declining fleet has resulted in a decrease in marine container net contribution;

Marine vessels: Marine vessel lease revenues and direct expenses were $0.1 million and $(4,000), respectively, for the nine months ended 1996, compared to $1.3 million and ($0.2) million, respectively, during the same period of 1995. The decrease was due to the sale of seven offshore supply vessels during the first quarter of 1996, which were on-lease for the entire comparable period in 1995.

(B)  Indirect expenses related to owned equipment operations

Total indirect expenses of $5.1 million for the nine months ended September 30, 1996, decreased from $6.9 million for the same period in 1995. The variances are explained as follows:

(a) A $0.9 million decrease in depreciation and amortization expenses from 1995 levels reflecting the sale of certain assets during 1996 and 1995;

(b) A $0.7 million decrease in interest expense due to reductions in the Partnership's outstanding debt;

(c) A $0.2 million decrease in general and administrative expenses due to a decrease in the provision for bad debts.

(C)  Net gain on disposition of owned equipment

Net gain on disposition of equipment for the nine months ended September 30, 1996 totaled $13.2 million which resulted mainly from the sale of seven offshore supply vessels with a net book value of $2.3 million, for proceeds of $13.4 million. The remaining gain resulted from the sale or disposal of 290 marine containers, 48 trailers, 1 aircraft engine, and 33 railcars, with an aggregate net book value of $2.2 million for aggregate proceeds of $4.3 million. For the nine months ended September 30, 1995, the $1.1 million net gain on disposition of equipment resulted from the sale or disposal of 306 marine containers, 39 trailers, and 18 railcars with an aggregate net book value of $0.9 million, for aggregate proceeds of $2.0 million.

(D)  Interest and other income

Interest and other income decreased $0.4 million during the nine months ended September 30, 1996 due to lower cash balances and adjustments recorded during the nine months ended September 1995 which represented $0.3 million of accrued interest income on deposit balances no longer payable. There were no similar adjustments recorded during the nine months ended September 1996.

(E) Equity in net income of unconsolidated special purpose entities represents net income generated from the operation of jointly-owned assets accounted for under the equity method (see Note 2 to the financial statements).

                                                                             For the nine months
                                                                             ended September 30,
                                                                            1996             1995
                                                                         ----------------------------
   Aircraft and aircraft engines                                         $    779         $    447
   Marine vessels                                                              35              698
   Mobile offshore drilling unit                                            8,052                1

Aircraft and aircraft engines: The Partnership's share of aircraft revenues and expenses were $2.3 million and $1.5 million, respectively, for the nine months ended September 30, 1996, compared to $2.0 million and $1.6 million, respectively, during the same period of 1995. As of September 30, 1996, the
Partnership owned 50% and 12% investments in commercial aircraft. The Partnership sold its 70% and 50% investments in commuter aircraft, and its 50% investment in an aircraft engine during the nine months ended September 30, 1996, resulting in $1.3 million in net gains, and $1.2 million of net income. Income from the sales was partially offset by net loss during the nine months ended September 30, 1996 of $0.4 million related to the Partnership's 50% investment in a commercial aircraft and resulted from an increase in the allowance for doubtful accounts related to a financially troubled lessee, and the aircraft being off lease during the third quarter of 1996. The Partnership's remaining 12% investment in a commercial aircraft operated at essentially break even during the nine months ended September 1996.

During the nine months ended September 30, 1995, the Partnership sold its 50% investments in a commuter and a commercial aircraft, resulting in aggregate gains of $0.4 million and aggregate net income of $0.3 million. The Partnership's remaining aircraft joint investments generated $0.1 million of net income during the nine months September 30, 1995;

Marine vessel: The Partnership's share of marine vessel revenues and expenses were $1.6 million and $1.6 million, respectively, for the nine months ended September 30, 1996, compared to $3.9 million and $3.2 million, respectively, during the same period of 1995. During 1995 and 1996, the Partnership owned a 50% investment in a marine vessel that experienced lower daily rates during the nine months ended September 1996, compared to 1995.

In addition, the Partnership had a 50% investment in a marine vessel that was sold during the second quarter of 1995 for a gain of $0.5 million. This vessel generated $0.3 million of net income during the nine months ended September 1995. There was no similar net income during the nine months ended September 30, 1996.

Mobile offshore drilling unit: The Partnership's share of mobile offshore drilling unit (rig) revenues and expenses were $8.8 million and $0.7 million, respectively, for the nine months ended September 30, 1996, compared to $1.2 million and $1.2 million, respectively, during the same period of 1995. Net income generated from the rig increased in the nine months ended September 30, 1996 due to the $8.0 million gain on the sale of the Partnership's rig during July 1996.

(F)  Net Income

As a result of the foregoing, the Partnership's net income of $23.1 million for the nine months ended September 30, 1996, increased from net income of $4.4 million during the same period in 1995. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors and the Partnership's performance in the third quarter 1996 is not necessarily indicative of future periods. During the nine months ended September 30, 1996, the Partnership distributed $17.0 million to the Unitholders, or $2.90 per Depositary Unit, which included special distributions of $10.2 million, or $1.75 per depositary unit.

(II) FINANCIAL CONDITION - CAPITAL RESOURCES, LIQUIDITY, AND DISTRIBUTIONS

The General Partner purchased the Partnership's initial equipment portfolio with capital raised from its initial equity offering and permanent debt financing. No further capital contributions from original partners are permitted under the terms of the Partnership's Limited Partnership Agreement, while the Partnership's total outstanding indebtedness, currently $2.0 million, cannot be increased. The Partnership relies on operating cash flow and proceeds from the disposition of equipment to meet its operating obligations and to make cash distributions to the Limited Partners.

     For the nine months ended September 30, 1996, the General Partner generated sufficient operating cash flows to meet its operating obligations and to make distributions to the partners.

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

     On September 30, 1996, the Partnership made a $12.0 million debt payment on its adjustable rate senior secured note, with investment sales proceeds, to reduce the outstanding debt obligation to $2.0 million. In the fourth quarter, the Partnership intends to retire the remaining debt balance with proceeds from the sales of equipment.

     As of the first quarter of 1996, the cash distribution rate was reduced to more closely reflect current and expected net cash flows from operations.
Continued weak market conditions in certain equipment sectors and equipment sales have reduced overall lease revenues in the Partnership to the point where reductions in distribution levels are now necessary. In addition, with the 1996 beginning of the liquidation of the Partnership's portfolio, the amount of net cash flows from operations will become progressively smaller as assets are sold. Although operating distribution levels will be reduced, significant asset sales have and may continue to result in potential special distributions to Unitholders.

(III)    DEPOSITARY UNITS

The General Partner delisted the Partnership's Depositary units from the American Stock Exchange (AMEX) on April 8, 1996. The last day for trading on the AMEX was March 22, 1996. The Partnership has engaged in a program to purchase up to 250,000 Depositary Units. During the nine months ended September 30, 1996, the Partnership repurchased 24,800 Depositary Units at a cost of $163,000. As of September 30, 1996, the Partnership had repurchased a total of 199,650 Depositary Units at a cost of $2.6 million.

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

     With the 1996 beginning of the liquidation of the Partnership's portfolio, the General Partner may choose to sell equipment rather than re-lease if market conditions are optimal. As the Partnership sells equipment, the size of the remaining equipment portfolio will become smaller, and in turn, the net cash flows from operations, and therefore, distributions levels will be reduced. Cash flows from operations will be used to pay loan principal on debt and pay operating distributions to unitholders. Significant asset sales may continue to result in potential special distributions to Unitholders.

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



                                          PLM EQUIPMENT GROWTH FUND

                                          By:      PLM Financial Services, Inc.
                                                   General Partner




      Date:  November 12, 1996            By:      /s/ David J. Davis
                                                   ------------------
                                                   David J. Davis
                                                   Vice President and
                                                   Corporate Controller