Form 10-K
period 1996-12-31
PLM EQUIPMENT GROWTH FUND
filed 1997-03-12
CIK 788813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------
                                   FORM 10-K


         [X]      Annual  Report   Pursuant  to  Section  13  or  15(d)  of  the
                  Securities Exchange Act of 1934 For the fiscal year ended December 31, 1996.

         [  ]     Transition Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934
                  For the transition period from              to

                         Commission file number 0-15436

                            PLM EQUIPMENT GROWTH FUND
             (Exact name of registrant as specified in its charter)

        California                                            94-2998816
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

 One Market, Steuart Street Tower
   Suite 800, San Francisco, CA                               94105-1301
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

         Aggregate market value of the voting stock:  N/A.

         Indicate the number of units outstanding of each of the issuer's classes of partnership units, as of the latest practicable date:

        Class                                  Outstanding at February 28, 1997
        -----                                  --------------------------------
Limited Partnership Depositary Units:                              5,785,350
General Partnership Units:                                                 1

An index of  exhibits  filed with this Form 10-K is  located  at page 39.

Total number of pages in this report: 42.

PART I

ITEM 1.       BUSINESS

(A)  Background

On January 28, 1986, PLM Financial Services, Inc. (FSI or the General Partner), a wholly-owned subsidiary of PLM International, Inc. (PLM International), filed a Registration Statement on Form S-1 with the Securities and Exchange Commission with respect to a proposed offering of 6,000,000 limited partnership units (the Units) in PLM Equipment Growth Fund, a California limited partnership (the Partnership, the Registrant or EGF). The Partnership's offering became effective on May 20, 1986. FSI, as General Partner, owns a 1% interest in the Partnership. The Partnership was formed to engage in the business of owning and managing a diversified pool of used and new transportation-related equipment and certain other items of equipment. The Partnership's primary objectives are:

     (i) to maintain a diversified portfolio of long-lived, low-obsolescence, high-residual value equipment with the net proceeds of the initial partnership offering, supplemented by debt financing if deemed appropriate by the General Partner. The General Partner places the equipment on lease or under other contractual agreements with creditworthy lessees and operators of equipment;

     (ii)to generate sufficient net operating cash flows from lease operations to meet liquidity requirements and to generate cash distributions to the Limited Partners until such time as the General Partner commences the orderly liquidation of the Partnership assets or unless the Partnership is terminated earlier upon sale of all Partnership property or by certain other events;

     (iii) to selectively sell equipment when the General Partner believes that, due to market conditions, market prices for equipment exceed inherent equipment values or expected future benefits from continual ownership of a particular asset will not equal or exceed other equipment investment opportunities. Proceeds from these sales, together with excess net operating cash flows from operations are used for distributions to the partners;

     (iv)to preserve and protect the value of the portfolio through quality management, maintaining diversity, and constantly monitoring equipment markets.

      The offering of the Units of the Partnership closed on May 19, 1987. On June 1, 1989, each Unitholder received a depositary receipt representing ownership of the number of Units owned by such Unitholder. As of December 31, 1996, there were 5,785,350 depositary units (Depositary Units) outstanding. The General Partner contributed $100 for its 1% general partner interest in the Partnership. The General Partner delisted the Partnership's Depositary Units from the American Stock Exchange (AMEX) on April 8, 1996. The last day for trading on the AMEX was March 22, 1996.

      It is anticipated that the Partnership will be completely liquidated by the end of 1999. Since the third quarter of 1994, the General Partner may no longer reinvest cash flows and surplus funds in equipment. All future cash flows and surplus funds, if any, are to be used for distributions to Partners, except to the extent used to maintain reasonable reserves.

      Table 1, below, lists the equipment and the cost of the equipment in the Partnership's portfolio and the cost of investments in unconsolidated special purpose entities, at December 31, 1996 (in thousands of dollars):


TABLE 1




 Units                      Type                                   Manufacturer                                 Cost
-------------------------------------------------------------------------------------------------------------------------

Equipment held for operating leases:

      1       727 commercial aircraft                     Boeing                                            $       6,299
    882       Tank railcars                               Various                                                  21,909
  1,330       Various marine containers                   Various                                                   2,439
    376       Refrigerated marine containers              Various                                                   5,026
     12       Dry storage trailers                        Various                                                     230
    224       Dry trailers                                Various                                                   2,034
    160       Dry piggyback trailers                      Various                                                   2,239
    161       Refrigerated trailers                       Various                                                   4,776
      8       Piggyback refrigerated trailers             Various                                                     166
                                                                                                            ---------------

              Total equipment                                                                               $      45,118<F4>
                                                                                                            ===============

Investments in unconsolidated special purpose entities

   0.50       Product tanker                              Kaldnes M/V                                       $       8,277<F1>
   0.50       737 commercial aircraft                     Boeing                                                    8,084<F2>
   0.12       767 commercial aircraft                     Boeing                                                    4,905<F3>
                                                                                                            ---------------

              Total investments                                                                             $      21,266<F4>
                                                                                                            ===============

<F1> Jointly owned:  EGF (50%) and one affiliated partnership.

<F2> Jointly owned:  EGF (50%) and one affiliated partnership.

<F3> Jointly owned:  EGF (12%) and two affiliated partnerships.

<F4> Includes  proceeds from capital  contributions,  operations and Partnership borrowings invested in equipment. Includes costs capitalized, subsequent to the date of acquisitions, and equipment acquisition fees paid to PLM Transportation Equipment Corporation, a wholly-owned subsidiary of FSI. All equipment was used equipment at the time of purchase.



     The equipment is generally leased under operating leases with terms of one to six years. All of the Partnership's marine containers are leased to operators of utilization-type leasing pools which include equipment owned by unaffiliated parties. In such instances, revenues received by the Partnership consist of a specified percentage of revenues generated by leasing the equipment to sublessees, after deducting certain direct operating expenses of the pooled equipment. Rents for railcars are based on mileage traveled or a fixed rate; rents for all other equipment are based on fixed rates.

     At December 31, 1996, 100% of the Partnership's trailer equipment operated in rental yards owned and maintained by PLM Rental, Inc., the short-term trailer rental subsidiary of PLM International. Revenues collected under short-term rental agreements with the rental yards' customers are credited to the owners of the related equipment as received. Direct expenses associated with the equipment are charged directly to the Partnership. An allocation of other direct expenses of the rental yard operations are billed to the Partnership monthly.

     The lessees of the equipment include, but are not limited to: Transamerica Leasing, Petro Canada, SWR Brazil and Paradise Airlines. As of December 31, 1996, all of the equipment was either operating in short-term rental facilities, on lease, or under other contractual agreements, except 27 marine containers, 20 railcars and the Partnership's 50% investment in a commercial aircraft.

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

     The Partnership competes with many equipment lessors, including ACF Industries, Inc. (Shippers Car Line Division), General Electric Railcar Services Corporation, Greenbrier Leasing Company, General Electric Capital Aviation Services Corporation, and other limited partnerships which lease the same types of equipment.

D)   Demand

The Partnership invests in transportation-related capital equipment and in "relocatable environments." "Relocatable environments" refer to capital equipment constructed to be self-contained in function but transportable, examples of which include storage trailers. A general distinction can be drawn between equipment used for the transport of either materials and commodities or people. With the exception of aircraft leased to passenger air carriers, the Partnership's equipment is used primarily for the transport of materials.

The following describes the markets for the Partnership's equipment:

(1)  Commercial Aircraft

The market for commercial aircraft continued to improve in 1996, representing two consecutive years of growth and profits in the airline industry. The $5.7 billion in net profits recorded by the world's top 100 airlines in 1995 grew to over $6 billion in 1996. The profits are a result of the continued management emphasis on costs. The demand for ever lower unit costs by airline managements has caused a significant reduction of surplus used Stage II and Stage III commercial aircraft. The result is a return to supply/demand equilibrium. On the demand side, passenger traffic is improving, cargo movement is up and load factors are generally higher across the major markets.

     These changes are reflected in the performance of the world's 62 major airlines that operate 60% of the world airline fleet but handle 78% of world passenger traffic. Focusing on the supply/demand for Partnership type narrowbody commercial aircraft, there were 213 used narrowbody aircraft available at year end 1995. In the first ten months of 1996, this supply was reduced to 119 narrowbody aircraft available for sale or lease. Forecasts for 1997 see a continuing supply/demand equilibrium due to air travel growth and balanced aircraft supply.

     The Partnership has a 50% investment in a late-model (post 1974) Boeing 737-200 aircraft. There are a total of 939 Boeing 737-200 aircraft in service, with 219 built prior to 1974. Independent forecasts estimate that 250 of the total 737-200s will be retired leaving approximately 700 aircraft in service after 2003. The forecasts regarding hushkits estimate that half of the 700 Boeing 737-200s will be hushed to meet Stage III noise levels. The Partnership's aircraft is a prospect for a Stage III hushkit due to its age, hours, cycles, engine configurations, and operating weight.

     Independent projections for the Boeing 727-200 aircraft indicate that there are 1,050 in service, with 299 built prior to 1974. The Partnership's aircraft is a 1969-model 727-200, and is expected to be retired prior to 2003. The current strategy is to optimize its remaining value based on the present value of lease cash flows and projected residuals.

     The Partnership has a 12% investment in a widebody, twin-engine, twin-aisle Boeing 767-200ER. The aircraft is a late-model aircraft with high gross operating weights and the most advanced-technology engine powerplants available on the market. The aircraft carries 216 passengers in a mixed class over 6800 nautical miles. There are currently 99 of these aircraft in service with 26 different operators worldwide. The aircraft competes with the three-engine older-generation widebody aircraft, such as the Lockheed L1011 and Douglas DC-10. This fleet (L1011/DC-10) totals over 500 aircraft today. These older aircraft will continue to be phased out of service, with 140 retired before 2003.

(2)  Marine Containers

At the end of 1995, the consensus of industry sources was that 1996 would see both higher container utilization and strengthening of per diem lease rates. Such was not the case, as there was no appreciable cyclical improvement in the container market following the traditional winter slowdown. Industry utilization continues to be under pressure, with per diem rates being impacted as well.

         A substantial portion of the Partnership's containers are on long-term utilization leases which were entered into with Trans Ocean Leasing as lessee. The industry has seen a major consolidation as Transamerica Leasing late in the fourth quarter of 1996, acquired Trans Ocean Leasing. Transamerica Leasing is the second largest container leasing company in the world. Transamerica Leasing is the substitute lessee for Trans Ocean Leasing. Long term, such industry consolidation should bring more rationalization to the market and result in higher utilization and per diem rates.

(3)  Railcars

Pressurized Tank Cars

These cars are used primarily in the petrochemical and fertilizer industries. They transport liquefied petroleum gas (LPG) and anhydrous ammonia. The utilization rate on the Partnership's fleet of pressurized tank cars was over 98% during 1996. Independent forecasts show the demand for natural gas growing during 1997 to 1999, as the developing world, former Communist countries, and the industrialized world all increase their demand for energy. The fertilizer industry was undergoing a rapid restructuring toward the end of 1996 after a string of major mergers, which began in 1995. These mergers reduce the number of companies that use pressurized tank cars for fertilizer service. Whether or not the economies of the mergers allow the total fleet size to be reduced remains to be seen.

General-Purpose Tank Cars

General-purpose, or nonpressurized, tank cars are used to transport a wide variety of bulk liquid commodities, such as petroleum fuels, lubricating oils, vegetable oils, molten sulphur, corn syrup, asphalt, and specialty chemicals. Demand for general purpose tank cars in the Partnership fleet has remained healthy over the last two years with utilization remaining above 98%. Independent projections show the demand for petroleum growing during 1997 to 1999, as the developing world, former Communist countries, and the industrialized world all increase their demand for energy. Chemical carloadings for the first 40 weeks of 1996 were up one tenth of one percent (0.1%) as compared to the same period in 1995.

(4)  Marine Vessels

The Partnership has a 50% investment in a product tanker. Demand for commodity shipping closely tracks worldwide economic growth; however, economic development may alter demand patterns from time to time. The General Partner operates the Partnership's 50% investment in the product tanker in a "voyage" or "time" charter market. This operating approach provides the flexibility to adapt to changing demand patterns.

     Independent forecasts show that the long-term outlook (past 1997) is for improvement in freight rates earned by vessels; however, this is dependent on the supply/demand balance and stability in growth levels. The newbuilding orderbook is currently slightly lower than at the end of 1995 in tonnage. Shipyard capacity is booked through late 1998; however, it remains to be seen how many of these orders will actually be fulfilled. Historically, demand has averaged approximately 3% annual growth, fluctuating between flat growth and 6% annually. With predictable long-term demand growth, the long-term outlook depends on the supply side, which is affected by interest rates, government shipbuilding subsidy programs, and prospects for reasonable capital returns in shipping.

(5) Trailers

Intermodal Trailers

The robust intermodal trailer market that began four years ago began to soften in 1995 and reduced demand continued in 1996. Intermodal trailer loadings were flat in 1996 from 1995's depressed levels. This lack of growth has been the result of many factors, ranging from truckload firms aggressively recapturing market share from the railroads through aggressive pricing to the continuing consolidation activities and asset efficiency improvements of the major U.S. railroads.

     All of these factors helped make 1996 a year of equalizing equipment supply as railroads and lessors were pressured to retire older and less efficient trailers. The two largest suppliers of railroad trailers reduced the available fleet in 1996 by over 15%. Overall utilization for intermodal trailers, including the Partnership's fleet, was lower in 1996 than in previous years.

Over-The-Road Dry Trailers

The over-the-road dry trailer market was weak in 1996, with utilization down 15%. The trailer industry experienced a record year in 1994 for new production and 1995 production levels were similar to 1994's. However, in 1996, the truck freight recession, along with an overbuilding situation, contributed to 1996's poor performance. The year 1996 had too little freight and too much equipment industrywide.

Over-The-Road Refrigerated Trailers

Although the refrigerated trailer market experienced fairly strong demand in 1996, the Partnership, with 30% of its trailer fleet in refrigerated trailers, experienced a decline in utilization, mainly due to the increasing age of its refrigerated trailers.

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

ITEM 2.       PROPERTIES

The Partnership neither owns nor leases any properties other than the equipment it has purchased for leasing purposes. At December 31, 1996, the Partnership owned a portfolio of transportation equipment as described in Part I, Table 1.

     The Partnership maintains its principal office at One Market, Steuart Street Tower, Suite 800, San Francisco, California 94105-1301. All office facilities are provided by FSI without reimbursement by the Partnership.

ITEM 3.       LEGAL PROCEEDINGS

     None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Partnership's limited partners during the fourth quarter of its fiscal year ended December 31, 1996.


                                     Part II

ITEM 5.       MARKET FOR THE PARTNERSHIP'S EQUITY AND RELATED DEPOSITARY UNIT
              MATTERS

The General Partner delisted the Partnership's Depositary Units from the American Stock Exchange (AMEX) on April 8, 1996. The last day for trading on the AMEX was March 22, 1996. As of February 28, 1997, there were 5,785,350 Depositary Units outstanding. There are approximately 8,800 Depositary Unitholders of record as of the date of this report. Under the Internal Revenue Code (the Code) the Partnership is classified as a Publicly Traded Partnership. The Code treats all Publicly Traded Partnerships as corporations if they remain publicly traded after December 31, 1997. Treating the Partnership as a corporation would mean the Partnership itself would have become a taxable, rather than a "flow through" entity. As a taxable entity, the income of the Partnership would have become subject to federal taxation at both the partnership level and at the investor level to the extent that income would have been distributed to an investor. In addition, the General Partner believed that the trading price of the Depositary Units would have become distorted when the Partnership began the final liquidation of the underlying equipment portfolio. In order to avoid taxation of the Partnership as a corporation and to prevent unfairness to Unitholders, the General Partner delisted the Partnership's Depositary Units from the AMEX. While the Partnership's Depositary Units are no longer publicly traded on a national stock exchange, the General Partner continues to manage the equipment of the Partnership and prepare and distribute quarterly and annual reports and Forms 10-Q and 10-K in accordance with the Securities and Exchange Commission requirements. In addition, the General Partner continues to provide pertinent tax reporting forms and information to Unitholders. The General Partner anticipates an informal market for the Partnership's units may develop in the secondary marketplace similar to that which currently exists for non-publicly traded partnerships.

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

     Table 2, below, sets forth the high and low reported prices of the Partnership's Depositary Units for 1996 and 1995 as reported by the AMEX as well as cash distributions paid per Depositary Unit.

                                     TABLE 2

                                                                            Cash
                                                                        Distributions
                                                                          Paid Per
                                                   Reported Trade        Depositary
                                                       Prices               Unit
                                              -----------------------------------------

  Calendar Period                               High             Low

   1996

   1st Quarter<F1>                             $   8.25        $  5.94        $  0.575
   2nd Quarter                                 $     --        $    --        $  0.289
   3rd Quarter                                 $     --        $    --        $  0.289
   4th Quarter                                 $     --        $    --        $  0.274

   1995

   1st Quarter                                 $  12.63        $ 10.50        $  0.575
   2nd Quarter                                 $  12.75        $ 11.00        $  0.575
   3rd Quarter                                 $  12.00        $  9.31        $  0.575
   4th Quarter                                 $   9.50        $  6.63        $  0.575


<F1> The General Partner  delisted the  Partnership's  depositary units from the
     American Stock Exchange (AMEX) under the symbol GFX. The last day for trading on the AMEX was March 22, 1996.




     The Partnership has engaged in a plan to repurchase up to 250,000 Depositary Units. During the first, second, third, and fourth quarters of 1994, the Partnership repurchased 3,600, 3,000, 2,500 and 2,600 Depositary Units at a total cost of $53,000, $44,000, $37,000, and $34,000, respectively. During the first, second, and fourth quarters of 1995, the Partnership repurchased 11,900, 16,147 and 10,000 Depositary Units at a total cost of $140,000, $194,000, and $80,000, respectively. During the first quarter of 1996, the Partnership repurchased 24,800 Depositary Units at a total cost of $163,000. As of December 31, 1996, the Partnership had purchased a cumulative total of 199,650 Depositary Units at a cost of $2.6 million.

ITEM 6.       SELECTED FINANCIAL DATA

     Table 3, below, lists selected financial data for the Partnership:



                                     TABLE 3

                        For the years ended December 31,
               (in thousands of dollars, except per unit amounts)


                                                    1996            1995            1994             1993            1992
                                               ---------------------------------------------------------------------------------

           Operating results:
             Total revenues                     $    23,859      $   23,575      $   25,659       $   24,278      $   27,470
             Net gain (loss) on
               disposition of equipment              13,304           2,195           1,585              838            (194 )
             Loss on revaluation of
               equipment                                 --              --           1,989            1,380           7,934
             Equity in net income of
               unconsolidated special
               purpose entities                       8,728              --              --               --              --
             Net income (loss)                       23,847           4,234              75            1,725          (7,492 )

           At year-end:
             Total assets                       $    20,749      $   39,061      $   56,669       $   70,482      $   82,196
             Total liabilities                        1,331          24,727          32,606           32,746          31,201
             Notes payable                               --          23,000          28,000           28,000          28,000

           Cash distributions                   $     8,358      $   13,549      $   13,580       $   13,760      $   13,830

           Cash distributions which
             represent a return of capital      $        --      $    9,351      $   13,462       $   12,042      $   13,692

           Special distributions                $    10,242      $       --      $       --       $       --      $       --

           Per Weighted Average Depositary
           Unit:
           Net income (loss)                    $      4.08      $     0.70<F1>  $    (0.01 )<F1> $     0.27<F1>  $    (1.27 )<F1>

           Cash distributions                   $      1.43      $     2.30      $     2.30       $     2.31      $     2.30

           Cash distributions which
             represent a return of capital      $        --      $     1.60      $     2.30       $     2.04      $     2.30

           Special distributions                $      1.75      $       --      $       --       $       --      $       --


<F1> After  reduction of income of $129 ($0.02 per weighted  average  Depositary
     Unit) in 1995, $117 ($0.02 per weighted average Depositary Unit) in 1994, $128 ($0.02 per weighted average Depositary Unit) in 1993, and $158 ($0.03 per weighted average Depositary Unit) in 1992 representing special allocations to the General Partner resulting from an amendment to the Partnership Agreement.



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

 Results of Operations - Factors Affecting Performance

(A)  Re-leasing and Repricing Activity

The exposure of the Partnership's equipment portfolio to repricing risk occurs whenever the leases for the equipment expire or are otherwise terminated and the equipment must be remarketed. Major factors influencing the current market rate for transportation equipment include supply and demand for similar or comparable types or kinds of transport capacity, desirability of the equipment in the lease market, market conditions for the particular industry segment in which the equipment is to be leased, overall economic conditions, various regulations concerning the use of the equipment, and others. Equipment that is idle or out of service between the expiration of one lease and the assumption of a subsequent one can result in a reduction of contribution to the Partnership. The Partnership experienced re-leasing or repricing exposure in 1996 primarily in its aircraft, marine vessel, marine container, trailer and railcar portfolios.

     (1) Aircraft: Aircraft contribution decreased from 1995 to 1996 due to the off-lease status of a Boeing 737-200 aircraft that is being remarketed, in which the Partnership owns a 50% investment. All other aircraft investments were on lease for the entire year.

     (2) Marine Vessels: The Partnership has a 50% investment in a marine vessel which operated in a "voyage" or "time" charter market. Voyage and time charters are usually of short duration, and reflect the short-term demand and pricing trends in the vessel market. Voyage and time charter rates were lower on average in 1996 than those experienced in 1995.

     (3) Marine Containers: The majority of the Partnership's marine container portfolio operates in utilization-based leasing pools and as such was highly exposed to repricing activity. The Partnership's marine container contributions declined from 1995 to 1996, due to soft market conditions that caused a decline in re-leasing activity.

     (4) Trailers: The Partnership's trailer portfolio operates in short-term rental facilities or on short-line railroad systems. The relatively short duration of most leases in these operations exposes the trailers to considerable re-leasing activity. Contributions from the Partnership's trailers operated in short-term rental facilities and the short-line railroad system declined from 1995 to 1996, due to soft market conditions that caused a decline in re-leasing activity.

     (5) Railcars: The majority of the Partnership's railcar equipment remained on lease throughout the year, and thus was not adversely affected by re-leasing and repricing exposure.

(B)  Equipment Liquidations and Nonperforming Lessees

Liquidation of Partnership equipment represents a reduction in the size of the equipment portfolio, and will result in reduction of contributions to the Partnership. Lessees not performing under the terms of their leases, either by not paying rent, not maintaining or operating the equipment in accordance with the conditions of the leases, or other possible departures from the leases can result not only in reductions in contribution, but also may require the Partnership to assume additional costs to protect its interests under the leases, such as repossession, legal fees, etc. The Partnership experienced the following in 1996:

     (1) Liquidations: During 1996, the Partnership sold its 70% and 50% investments in two commuter aircraft, a 50% investment in an aircraft engine, a 55% investment in a mobile offshore drilling unit, 410 marine containers, 1 aircraft engine, 64 trailers, 7 offshore supply vessels, 15 railcars and 20 locomotives. A portion of the proceeds from the sale of this equipment was used to repay the entire $23.0 million balance of the Partnership's debt. As no additional equipment was purchased in 1996, these disposals represent a permanent reduction in the Partnership's equipment portfolio.

     (2) Nonperforming Lessees: In the beginning of the third quarter of 1996, the General Partner repossessed an aircraft in which the Partnership has a 50% investment, due to the lessee's inability to pay the Partnership for outstanding receivables. In addition, another aircraft lessee encountered financial difficulties in 1996. The General Partner established reserves against these receivables due to the determination that ultimate collection of these rents is uncertain. Other equipment such as railcars, trailers, marine vessels, and marine containers experienced minor nonperforming issues that have no significant impact on the Partnership.

(C)  Reinvestment Risk

During the first seven years of operations, the Partnership invested surplus cash in additional equipment after fulfilling operating requirements and paying distributions to the partners. Since the third quarter of 1994, pursuant to the Partnership agreement, the Partnership may no longer reinvest in equipment. The Partnership is currently engaged in a three year holding or passive liquidation period. In 1998, the Partnership will begin an orderly liquidation over an anticipated two-year period.

     During 1996, the Partnership received proceeds of approximately $17.9 million from the liquidation or sale of equipment. In addition, the Partnership received proceeds of approximately $17.5 million from the sale of investments in special purpose entities which own equipment. The General Partner incurred approximately $62,000 in capital improvement costs, but did not purchase any additional equipment in 1996. In 1996, sales proceeds of $23.0 million were used to pay off the Partnership's debt obligation.

(D)  Equipment Valuation and Write-downs

In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS 121). This standard is effective for years beginning after December 15, 1995. The Partnership adopted SFAS 121 during 1995, the effect of which was not material as the method previously employed by the Partnership was consistent with SFAS 121. In accordance with SFAS 121, the General Partner reviews the carrying value of its equipment portfolio at least annually in relation to expected future market conditions for the purpose of assessing the recoverability of the recorded amounts. If the projected future lease revenue plus residual values are less than the carrying value of the equipment, a loss on revaluation is recorded. There were no reductions made to the carrying value of equipment during 1996 or 1995. The carrying value of two commercial aircraft and one aircraft engine were reduced by approximately $1.7 million and $0.3 million, respectively, in 1994. The implicit impact of such reductions is anticipated future lower sales proceeds.

     As of December 31, 1996, the General Partner estimated the current fair market value of the Partnership's equipment portfolio to be approximately $40.8 million.

Financial Condition - Capital Resources and Liquidity

The General Partner purchased the Partnership's initial equipment portfolio with capital raised from its initial equity offering and permanent debt financing. No further capital contributions from original partners are permitted under the terms of the Limited Partnership Agreement. The Partnership currently has no debt obligations. The Partnership relies on operating cash flows to meet its operating obligations and to make cash distributions to the Limited Partners.

     For the year ended December 31, 1996, the General Partner generated sufficient operating revenues to meet its operating obligations and to maintain the current level of distributions to the partners. During the year, the General Partner sold equipment for approximately $35.4 million and paid off its $23.0 million debt obligation.

     The General Partner has not planned any expenditures, nor is it aware of any contingencies that would cause it to require any additional capital to that mentioned above.

Results of Operations - Year to Year Detail Comparison

Comparison of the Partnership's Operating Results for the Years Ended 1996 and 1995

(A)  Owned equipment operations

Lease revenues less direct expenses (defined as repairs and maintenance, marine equipment operating, and asset specific insurance expenses) on owned equipment decreased during the year ended 1996 when compared to 1995. The following table presents lease revenues less direct expenses by owned equipment type (in thousands):


                                                                            1996             1995
                                                                         ----------------------------
   Aircraft and aircraft engines                                         $    472        $     364
   Trailers                                                                 1,299            1,895
   Rail equipment                                                           4,547            4,823
   Marine containers                                                        1,276            1,631
   Marine vessels                                                             162            1,889


Aircraft: Aircraft lease revenues and direct expenses were $0.5 million and $16,000, respectively, for 1996, compared to $0.5 million and $0.1 million, respectively, during 1995. Aircraft contribution increased in 1996 due to lower insurance expenses for the year, compared to 1995;

Trailers: Trailer lease revenues and direct expenses were $1.8 million and $0.5 million, respectively, for 1996, compared to $2.5 million and $0.6 million, respectively, during 1995. The trailer net contribution decreased due to the sale of 45 trailers during 1995, and 64 trailers during 1996. In addition, the trailer fleet is experiencing lower utilization in the short-term rental yards;

Rail equipment: Rail equipment lease revenues and direct expenses were $6.4 million and $1.9 million, respectively, for 1996, compared to $6.8 million and $2.0 million, respectively, during 1995. During 1996, the Partnership sold 15 railcars and 20 locomotives resulting in lower revenues and expenses in 1996, compared to 1995. In addition, the decrease in railcar contribution resulted from running repairs required on certain of the railcars in the fleet during 1996 which were not needed during 1995;

Marine containers: Marine container lease revenues and direct expenses were $1.3 million and $8,000, respectively, for 1996, compared to $1.6 million and $28,000, respectively, during 1995. The number of marine containers owned by the Partnership has been declining over the past twelve months due to sales and dispositions. In addition, the marine container fleet has been experiencing lower utilization resulting in a decrease in marine container net contribution;

Marine vessels: Marine vessel lease revenues and direct expenses were $0.2 million and ($22,000), respectively, for 1996, compared to $1.7 million and ($0.2) million, respectively, during 1995. In 1995, marine vessel expenses were $0.2 million lower than in 1996 due to actual refurbishment costs for the Partnership's vessels being lower than the amount previously accrued. The decrease in marine vessel lease revenues from 1995 to 1996 was due to the sale of seven offshore supply vessels during the first quarter of 1996, which were on lease during 1995.

(B)  Indirect expenses related to owned equipment operations

Total indirect expenses of $6.3 million for 1996, decreased from $8.8 million in 1995. The variances are explained as follows:

(1) A $1.3 million decrease in depreciation and amortization expenses from 1995 levels reflecting the sale of certain assets during 1996 and 1995;

(2) A $1.0 million decrease in interest expense due to repayment of the Partnership's outstanding debt;

(3) A $0.1 million decrease in general and administrative expenses due to a decrease in trailer accruals no longer required;

(4) A $0.1 million decrease in management fees to affiliate due to a decrease in the Partnership's operating cash flows. Management fees are based on the greater of i) 10% of cash flows, or ii) 1/12 of 1/2% of the net book value of the equipment portfolio subject to reduction in certain events described in the Limited Partnership Agreement.

(C)  Net gain on disposition of owned equipment

Net gain on disposition of owned equipment for 1996 totaled $13.3 million which resulted mainly from the sale of seven offshore supply vessels with a net book value of $2.3 million, for proceeds of $13.4 million. The remaining gain resulted from the sale or disposal of 410 marine containers, 64 trailers, 1 aircraft engine, 15 railcars and 20 locomotives, with an aggregate net book value of $2.3 million for aggregate proceeds of $4.5 million. For 1995, the $1.3 million net gain on disposition of owned equipment resulted from the sale or disposal of 396 marine containers, 45 trailers, and 18 railcars with an aggregate net book value of $0.9 million, for aggregate proceeds of $2.2 million.

(D)  Interest and other income

Interest and other income decreased $0.4 million during 1996 due to lower cash balances and adjustments recorded in 1995 which represented $0.3 million of accrued interest income on deposit balances no longer payable. There were no similar adjustments recorded in 1996.

(E)  Equity in net income of unconsolidated special purpose entities

Equity in net income of unconsolidated special purpose entities represents net income generated from the operation of jointly-owned assets accounted for under the equity method (see Note 3 to the financial statements).


                                                                            1996             1995
                                                                         ----------------------------
   Aircraft and aircraft engines                                         $    468          $   331
   Marine vessels                                                             247              268
   Mobile offshore drilling unit                                            8,013             (134 )


Aircraft and aircraft engines: The Partnership's share of aircraft revenues and expenses were $2.5 million and $2.0 million, respectively, for 1996, compared to $2.5 million and $2.2 million, respectively, for 1995. As of December 31, 1996, the Partnership owned 50% and 12% investments in commercial aircraft. The Partnership sold its 70% and 50% investments in commuter aircraft, and its 50% investment in an aircraft engine during 1996, resulting in $1.3 million in net gains, and $1.2 million of net income. Income from the sales was partially offset by net loss during 1996 of $0.7 million related to the Partnership's 50% investment in a commercial aircraft due to an increase in the allowance for doubtful accounts related to a financially troubled lessee. In addition, the aircraft was off lease during the last six months of 1996. The Partnership's remaining 12% investment in a commercial aircraft operated at essentially break even during 1996.

     During 1995, the Partnership sold its 50% investments in a commuter and a commercial aircraft, resulting in aggregate gains of $0.4 million and an aggregate net income of $0.3 million. The Partnership's remaining aircraft joint investments generated $13,000 of net income during 1995;

Marine vessel: The Partnership's share of marine vessel revenues and expenses was $2.2 million and $2.0 million, respectively, for 1996, compared to $4.4 million and $4.1 million, respectively, for 1995. During 1995 and 1996, the Partnership owned a 50% investment in a marine vessel. Although this vessel experienced lower daily rates in 1996, the vessel generated $0.2 million in net income for the Partnership in 1996, compared to $0.1 million in net loss for the Partnership in 1995. The increase in net income in 1996 resulted from lower marine operating expenses associated with the vessel compared to 1995 due mainly to lower drydocking costs.

     In addition, the Partnership had a 50% investment in a marine vessel that was sold during the second quarter of 1995 for a gain of $0.5 million. This vessel generated $0.4 million of net income during 1995. There was no similar net income during 1996.

Mobile offshore drilling unit: The Partnership's share of mobile offshore drilling unit (rig) revenues and expenses were $8.8 million and $0.8 million, respectively, for 1996, compared to $1.6 million and $1.7 million, respectively, during 1995. Net income generated from the rig increased in 1996 due to the $8.0 million gain on the sale of the Partnership's rig during July 1996.

(F)  Net Income

As a result of the foregoing, the Partnership's net income of $23.8 million during 1996, increased from net income of $4.2 million during 1995. The
Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors and the Partnership's performance in 1996 is not necessarily indicative of future periods. During 1996, the Partnership distributed $18.4 million to the Limited Partners, or $3.18 per Depositary Unit, which included special distributions of $10.1 million, or $1.75 per depositary unit.


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

     (1) Lease revenues decreased to $20.6 million for the year ended December 31, 1995, from $23.4 million in 1994. The following table lists lease revenues earned by equipment type (in thousands):

                                                        For the year ended December
                                                                    31,
                                                          1995               1994
                                                       -------------------------------
   Railcars                                            $   6,791          $   7,002
   Marine vessels                                          5,507              6,015
   Aircraft and aircraft engines                           2,621              4,021
   Trailers                                                2,455              2,376
   Marine containers                                       1,659              1,832
   Mobile offshore drilling unit                           1,588              2,112
                                                       ==============================
                                                       $  20,621          $  23,358
                                                       ==============================

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

     (2) Indirect operating expenses (defined as depreciation and amortization expense, management fees, interest expense, general and administrative expenses, and bad debt expense) were $13.7 million in 1995 compared to $15.4 million in 1994. The decrease in indirect operating expenses resulted primarily from:

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

Geographic Information

The Partnership operates its equipment in international markets. Although these operations expose the Partnership to certain currency, political, credit and economic risks, the General Partner believes these risks are minimal or has implemented strategies to control the risks as follows: currency risks are at a minimum because all invoicing, with the exception of a small number of railcars operating in Canada, is conducted in U.S. dollars. Political risks are minimized generally through the avoidance of operations in countries that do not have a stable judicial system and established commercial business laws. Credit support strategies for lessees range from letters of credit supported by U.S. banks to cash deposits. Although these credit support mechanisms generally allow the Partnership to maintain its lease yield, there are risks associated with slow-to-respond judicial systems when legal remedies are required to secure payment or repossess equipment. Economic risks are inherent in all international markets and the General Partner strives to minimize this risk with market analysis prior to committing equipment to a particular geographic area. Refer to the Financial Statements, Note 4 for information on the revenues, income, and assets in various geographic regions.

     Revenues and net income by geographic region are impacted by the time period the asset is owned and the useful life ascribed to the asset for depreciation purposes. Net income (loss) from equipment is significantly impacted by depreciation charges which are greatest in the early years due to the use of the declining balance method of depreciation. The relationships of geographic revenues, net income (loss) and net book value are expected to significantly change in the future as equipment is sold in various equipment markets and geographic areas. An explanation of the current relationships is presented below:

     During 1996, the Partnership's equipment on lease to U.S. domiciled lessees accounted for 30% of the revenues generated by owned and partially owned equipment while U.S. generated net income accounted for $9.2 million of the $23.8 million of the net income for the entire Partnership. The primary reason for this relationship is that during 1996, the Partnership sold a 55% investment in a mobile offshore drilling unit, a 50% investment in a commuter aircraft, 64 trailers and various railcars generating $10.0 million in gains on equipment operated in the U.S. Depreciating the Partnership's rail equipment, which is leased in the U.S., over 15-18 years versus 9-12 years for other types of equipment partially offset the gains, resulting in net income of $9.2 million.

     The Partnership's equipment leased to Canadian domiciled lessees consists of railcars. During 1996, revenues in Canada accounted for 38% of total lease revenues while these operations accounted for $3.6 million of the $23.8 million of the net income for the entire Partnership.

     The Partnership's 50% investment in a marine vessel, seven offshore supply vessels and various marine containers, which were leased in various regions throughout 1996, accounted for 25% of the lease revenues and 52% of the net income for the year. During January 1996, the Partnership sold seven offshore supply vessels which earned lease revenues of $0.1 million in 1996, and generated gains of $11.3 million. The Partnership's 50% investment in a marine vessel earned lease revenues of $2.1 million in 1996, and generated $0.2 million in net income. This vessel is expected to continue to generate similar net income in the future. The Partnership's marine containers earned $1.3 million in lease revenues, and generated $1.1 million in net income. Marine container net income is expected to decline in the future as the Partnership has sold and will continue to sell marine containers.

     European operations consisted of a 50% investment in an aircraft engine which was sold during 1996 for a gain to the Partnership of $0.7 million.

     The Partnership has a 12% investment in a commercial aircraft which operates in South America. Revenues and net loss related to this investment in 1996 were $0.6 million and ($0.1) million, respectively. This aircraft is on lease until 1998, and is expected to generate higher net profit in the future as depreciation charges decline.

     Asian operations consisted of a 50% investment in a commercial aircraft which was on lease to a troubled lessee. At the end of the second quarter of 1996, the Partnership repossessed the commercial aircraft, due to the lessee's inability to pay the Partnership for outstanding receivables. The Partnership established reserves against these receivables due to the General Partner's determination that ultimate collection of this rent is uncertain. During the third and fourth quarters of 1996, the aircraft remained off lease for relocation and repair. This aircraft generated lease revenues and net loss of $0.4 million and ($0.7) million, respectively, during 1996.

     Australian operations consisted of a 70% investment in a commuter aircraft which was sold during 1996 for a gain to the Partnership of $0.3 million.

Inflation

There was no significant impact on the Partnership's operations as a result of inflation during 1996, 1995, or 1994.

Forward Looking Information

Except for historical information contained herein, the discussion in this Form 10-K contains forward-looking statements that involve risks and uncertainties, such as statements of the Partnership's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-K should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-K. The Partnership's actual results could differ materially from those discussed here.

Outlook for the Future

Since the Partnership is approaching its orderly liquidation phase, the General Partner will be seeking to selectively re-lease or sell assets as the existing leases expire. Sale decisions will cause the operating performance of the Partnership to decline over the remainder of its life. The General Partner anticipates the liquidation of Partnership assets will be completed by the scheduled termination of the Partnership at the end of 1999. Throughout the remaining life of the Partnership, the Partnership will periodically be making special distributions to the Partners as asset sales are completed.

(A)  Impact of Government Regulations on Future Operations

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

(B)  Distributions

Pursuant to the Limited Partnership Agreement, the Partnership ceased to reinvest in additional equipment. The General Partner will pursue a strategy of selectively re-leasing equipment to achieve competitive returns, or selling equipment that is underperforming or whose operation becomes prohibitively expensive, during the liquidation of the Partnership. During this time, the Partnership will use operating cash flow and proceeds from the sale of equipment to meet its operating obligations and make distributions to the partners.
Although the General Partner intends to maintain a sustainable level of distributions prior to final liquidation of the Partnership, actual Partnership performance and other considerations may require adjustments to then-existing distribution levels. In the long term, changing market conditions and used-equipment values may preclude the General Partner from accurately determining the impact of future re-leasing activity and equipment sales on partnership performance and liquidity.

     As of the first quarter of 1996, the cash distribution rate was reduced to more closely reflect current and expected net cash flows from operations.
Continued weak market conditions in certain equipment sectors and equipment sales have reduced overall lease revenues in the Partnership to the point where reductions in distribution levels were necessary. In addition, with the Partnership expected to enter the active liquidation phase in the near future, the size of the Partnership's remaining equipment portfolio, and, in turn, the amount of net cash flows from operations, will continue to become progressively smaller as assets are sold. Although distribution levels will be reduced, significant asset sales may result in potential special distributions to Unitholders.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

As of the date of this Annual Report, the directors and executive officers of PLM International (and key executive officers of its subsidiaries) are as follows:

 Name                                   Age                Position
 -------------------------------------- ------------------ -------------------------------------------------------

 J. Alec Merriam                        61                 Director, Chairman of the Board, PLM International,
                                                           Inc.; Director, PLM Financial Services, Inc.

 Douglas P. Goodrich                    50                 Director and Senior Vice President, PLM
                                                           International; Director and President, PLM Financial
                                                           Services, Inc.; Senior Vice President, PLM
                                                           Transportation Equipment Corporation; President, PLM
                                                           Railcar Management Services, Inc.

 Walter E. Hoadley                      80                 Director, PLM International, Inc.

 Robert L. Pagel                        60                 Director, Chairman of the Executive Committee, PLM
                                                           International, Inc.; Director, PLM Financial
                                                           Services, Inc.

 Harold R. Somerset                     62                 Director, PLM International, Inc.

 Robert N. Tidball                      58                 Director, President and Chief Executive Officer, PLM
                                                           International, Inc.

 J. Michael Allgood                     48                 Vice President and Chief Financial Officer, PLM
                                                           International, Inc. and PLM Financial Services, Inc.

 Stephen M. Bess                        50                 President, PLM Investment Management, Inc.;
                                                           President, PLM Securities Corp.; Vice President, PLM
                                                           Financial Services, Inc.

 David J. Davis                         40                 Vice President and Corporate Controller, PLM
                                                           International and PLM Financial Services, Inc.

 Frank Diodati                          42                 President, PLM Railcar Management Services Canada
                                                           Limited.

 Steven O. Layne                        42                 Vice President, PLM Transportation Equipment
                                                           Corporation; Vice President and Director, PLM
                                                           Worldwide Management Services, Ltd.

 Stephen Peary                          48                 Senior Vice President, General Counsel and Secretary,
                                                           PLM International, Inc.; Vice President, General
                                                           Counsel and Secretary, PLM Financial Services, Inc.,
                                                           PLM Investment Management, Inc., PLM Transportation
                                                           Equipment Corporation; Vice President, PLM
                                                           Securities, Corp.

 Thomas L. Wilmore                      54                 Vice President, PLM Transportation Equipment
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

     Douglas P. Goodrich was elected to the Board of Directors in July 1996, and appointed Director and President of PLM Financial Services in June 1996, and appointed Senior Vice President of PLM International in March 1994. Mr. Goodrich has also served as Senior Vice President of PLM Transportation Equipment Corporation since July 1989, and as President of PLM Railcar Management Services, Inc. since September 1992 having been a Senior Vice President since June 1987. Mr. Goodrich was an Executive Vice President of G.I.C. Financial Services Corporation, a subsidiary of Guardian Industries Corp. of Chicago, Illinois from December 1980 to September 1985.

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

     Harold R. Somerset was elected to the Board of Directors of PLM International in July 1994. From February 1988 to December 1993, Mr. Somerset was President and Chief Executive Officer of California & Hawaiian Sugar Corporation (C&H), a recently-acquired subsidiary of Alexander & Baldwin, Inc. Mr. Somerset joined C&H in 1984 as Executive Vice President and Chief Operating Officer, having served on its Board of Directors since 1978, a position in which he continues to serve. Between 1972 and 1984, Mr. Somerset served in various capacities with Alexander & Baldwin, Inc., a publicly-held land and agriculture company headquartered in Honolulu, Hawaii, including Executive Vice President - Agricultures, Vice President, General Counsel and Secretary. In addition to a law degree from Harvard Law School, Mr. Somerset also holds degrees in civil engineering from the Rensselaer Polytechnic Institute and in marine engineering from the U.S. Naval Academy. Mr. Somerset also serves on the Boards of Directors for various other companies and organizations, including Longs Drug Stores, Inc., a publicly-held company.

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

     Stephen M. Bess was appointed President of PLM Securities, Corp. in June 1996 and President of PLM Investment Management, Inc. in August 1989, having served as Senior Vice President of PLM Investment Management, Inc. beginning in February 1984 and as Corporate Controller of PLM Financial Services, Inc. beginning in October 1983. Mr. Bess served as Corporate Controller of PLM, Inc., beginning in December 1982. Mr. Bess was Vice President-Controller of Trans Ocean Leasing Corporation, a container leasing company, from November 1978 to November 1982, and Group Finance Manager with the Field Operations Group of Memorex Corp., a manufacturer of computer peripheral equipment, from October 1975 to November 1978.

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

     Steven O. Layne was appointed Vice President, PLM Transportation Equipment Corporation's Air Group in November 1992, and was appointed Vice President and Director of PLM Worldwide Management Services, Ltd. in September 1995. Mr. Layne was PLM Transportation Equipment Corporation's Vice President, Commuter and Corporate Aircraft beginning in July 1990. Prior to joining PLM, Mr. Layne was the Director, Commercial Marketing for Bromon Aircraft Corporation, a joint venture of General Electric Corporation and the Government Development Bank of Puerto Rico. Mr. Layne is a Major in the United States Air Force Reserves and senior pilot with 13 years of accumulated service.

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

ITEM 11. EXECUTIVE COMPENSATION

The Partnership has no directors, officers, or employees. The Partnership has no pension, profit-sharing, retirement, or similar benefit plan in effect as of December 31, 1996.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)  Security Ownership of Certain Beneficial Owners

The General Partner is generally entitled to a 1% interest in the profits and losses and distributions of the Partnership. At December 31, 1996, no investor was known by the General Partner to beneficially own more than 5% of the Depositary Units of the Partnership.

(b)  Security Ownership of Management

Table 5, below, sets forth, as of the date of this report, the amount and percent of the Partnership's outstanding Depositary Units beneficially owned by each of the directors and executive officers and all directors and executive officers as a group of the General Partner and its affiliates:

                                     TABLE 5

Name                              Depositary Units            Percent of Units

Robert N. Tidball                            400                       *
J. Alec Merriam                            1,000                       *

All directors and officers
as a group (2 people)                      1,400                       *


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)  Transactions with Management and Others

During 1996, management fees to IMI were $0.7 million. During 1996, the Partnership reimbursed FSI or its affiliates $0.7 million for administrative services and data processing expenses performed on behalf of the Partnership. The Partnership paid Transportation Equipment Indemnity Company Ltd. (TEI), a wholly-owned, Bermuda-based subsidiary of PLM International, $1,000 for insurance coverages during 1996, which amounts were paid substantially to third party reinsurance underwriters or placed in risk pools managed by TEI on behalf of affiliated partnerships and PLM International which provide threshold coverages on marine vessel loss of hire and hull and machinery damage. All pooling arrangement funds are either paid out to cover applicable losses or refunded pro rata by TEI.

     During 1996, the unconsolidated special purpose entities (USPE's) paid or accrued the following fees to FSI or its affiliates (based on the Partnership's proportional share of ownership): management fees - $0.2 million; administrative and data processing services - $0.1 million. The unconsolidated special purpose entities also paid TEI $0.2 million for insurance coverages during 1996.

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

     (b)        Reports on Form 8-K

                None.

     (c)        Exhibits

         4. Limited Partnership Agreement of Partnership, incorporated by reference to the Partnership's Registration Statement on Form S-1 (Reg. No. 33-2834) which became effective with the Securities and Exchange Commission on May 20, 1986.

         4.1 Amendment, dated November 18, 1991, to Limited Partnership Agreement of Partnership.

        10.1 Management Agreement between the Partnership and PLM Investment Management, Inc. incorporated by reference to the Partnership's Registration Statement on Form S-1 (Reg. No. 33-2834) which became effective with the Securities and Exchange Commission on May 20, 1986.

        24.     Powers of Attorney.







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


Dated: February 28, 1997                 PLM EQUIPMENT GROWTH FUND
                                         PARTNERSHIP

                                         By:      PLM Financial Services, Inc.
                                                  General Partner



                                         By:      /s/ Douglas P. Goodrich
                                                  --------------------------
                                                  Douglas P. Goodrich
                                                  President and Director



                                         By:      /s/ David J. Davis
                                                  --------------------------
                                                  David J. Davis
                                                  Vice President and
                                                  Corporate Controller




Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following directors of the Partnership's General Partner on the dates indicated.


Name                               Capacity                          Date



*_______________________
J. Alec Merriam                  Director - FSI               February 28, 1997


*_______________________
Robert L. Pagel                  Director - FSI               February 28, 1997






* Stephen Peary, by signing his name hereto, does sign this document on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.


/s/ Stephen Peary
-----------------------
Stephen Peary
Attorney-in-Fact

                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)

                          INDEX TO FINANCIAL STATEMENTS

                                  (Item 14(a))




                                                                      Page



Report of Independent Auditors                                          26

Balance sheets at December 31, 1996 and 1995                            27

Statements of income for the years ended
   December 31, 1996, 1995, and 1994                                    28

Statements of changes in partners' capital for the years
   ended December 31, 1996, 1995, and 1994                              29

Statements of cash flows for the years ended
   December 31, 1996, 1995, and 1994                                    30

Notes to financial statements                                        31-38


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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PLM Equipment Growth Fund as of December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 1996, in conformity with generally accepted accounting principles.


/S/ KPMG PEAT MARWICK LLP
---------------------------------

SAN FRANCISCO, CALIFORNIA
February 28, 1997

                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)

                                 BALANCE SHEETS
                                  December 31,
                       (in thousands, except unit amounts)



                                     ASSETS

                                                                                     1996                 1995
                                                                                 ----------------------------------

   Equipment held for operating leases, at cost                                   $   45,118          $   52,762
   Less accumulated depreciation                                                     (33,919 )           (36,198 )
                                                                                  ---------------------------------
                                                                                      11,199              16,564
   Equipment held for sale                                                                --               2,298
                                                                                  ---------------------------------
       Net equipment                                                                  11,199              18,862

   Cash and cash equivalents                                                           1,864               1,474
   Restricted cash                                                                        60                 332
   Investments in unconsolidated special purpose entities                              6,553              16,871
   Accounts receivable, less allowance for doubtful accounts
     of $139 and $55 at December 31, 1996 and 1995, respectively                       1,039               1,282
   Prepaid expenses and other assets                                                      34                  85
   Deferred charges, net of accumulated amortization
     of $172 and $17 at December 31, 1996 and 1995, respectively                          --                 155
                                                                                  ---------------------------------
       Total assets                                                               $   20,749          $   39,061
                                                                                  =================================

                        LIABILITIES AND PARTNERS' CAPITAL

   Liabilities:

     Accounts payable and accrued expenses                                        $      457          $      665
     Due to affiliates                                                                   121                 100
     Security deposits                                                                    60                 126
     Lessee deposits and reserve for repairs                                             693                 836
     Notes payable                                                                        --              23,000
                                                                                  ---------------------------------
       Total liabilities                                                               1,331              24,727

   Partners' capital (deficit):

     Limited Partners (5,785,350 and 5,810,150 Depositary Units at
       December 31, 1996 and 1995, respectively)                                      19,641              14,609
     General Partner                                                                    (223 )              (275 )
                                                                                  ---------------------------------
       Total partners' capital                                                        19,418              14,334
                                                                                  ---------------------------------
       Total liabilities and partners' capital                                    $   20,749          $   39,061
                                                                                  =================================










                       See accompanying notes to financial
                                  statements.

                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)

                              STATEMENTS OF INCOME
                        For the years ended December 31,
                     (in thousands, except per unit amounts)


                                                                            1996            1995           1994
                                                                        --------------------------------------------
   Revenues:

     Lease revenue                                                       $  10,187       $  20,621      $  23,358
     Interest and other income                                                 368             759            716
     Net gain on disposition of equipment                                   13,304           2,195          1,585
                                                                         -------------------------------------------
        Total revenues                                                      23,859          23,575         25,659

   Expenses:

     Depreciation and amortization                                           3,267           8,547         10,349
     Management fees to affiliate                                              739           1,318          1,695
     Repairs and maintenance                                                 2,405           2,787          3,541
     Interest expense                                                          945           2,021          1,693
     Insurance expense to affiliate                                              1             214            112
     Other insurance expense                                                    73             382            465
     Marine equipment operating expenses                                        --           2,261          2,482
     General and administrative expenses
       to affiliate                                                            708             921            647
     Other general and administrative expenses                                 468             623            942
     Bad debt expense                                                          134             267             76
     Loss on revaluation of equipment                                           --              --          1,989
     Repositioning expense                                                      --              --            879
     Loss on legal settlement                                                   --              --            714
                                                                         -------------------------------------------
        Total expenses                                                       8,740          19,341         25,584

   Equity in net income of unconsolidated
     special purpose entities                                                8,728              --             --
                                                                         -------------------------------------------

   Net income                                                            $  23,847       $   4,234      $      75
                                                                         ===========================================

   Partners' share of net income:
     Limited Partners                                                    $  23,609       $   4,063      $     (43 )
     General Partner                                                           238             171            118
                                                                         ===========================================
        Total                                                            $  23,847       $   4,234      $      75
                                                                         ===========================================

   Net income (loss) per weighted average Depositary Unit
     (5,787,545 - 1996; 5,826,210 - 1995;
     5,853,255 - 1994)                                                   $    4.08       $    0.70      $   (0.01 )
                                                                         ===========================================

   Cash distributions                                                    $   8,358       $  13,549      $  13,580
                                                                         ===========================================
   Cash distributions per weighted average Depositary Unit               $    1.43       $    2.30      $    2.30
                                                                         ===========================================

   Special distributions                                                 $  10,242       $      --      $      --
                                                                         ===========================================
   Special distributions per weighted average Depositary Unit            $    1.75       $      --      $      --
                                                                         ===========================================

   Total distributions per weighted average Depositary Unit              $    3.18       $    2.30      $    2.30
                                                                         ===========================================

                       See accompanying notes to financial
                                  statements.

                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              For the years ended December 31, 1996, 1995, and 1994
                                 (in thousands)




                                                                  Limited        General
                                                                 Partners        Partner           Total
                                                                ---------------------------------------------


   Partners' capital (deficit) at December 31, 1993              $   38,047        $  (311 )       $    37,736

   Net (loss) income                                                    (43 )          118                  75

   Repurchase of Depositary Units                                      (168 )           --                (168 )

   Cash distributions                                               (13,462 )         (118 )           (13,580 )
                                                                 ------------------------------------------------

   Partners' capital (deficit) at December 31, 1994                  24,374           (311 )            24,063

   Net income                                                         4,063            171               4,234

   Repurchase of Depositary Units                                      (414 )           --                (414 )

   Cash distributions                                               (13,414 )         (135 )           (13,549 )
                                                                 ------------------------------------------------

   Partners' capital (deficit) at December 31, 1995                  14,609           (275 )            14,334

   Net income                                                        23,609            238              23,847

   Repurchase of Depositary Units                                      (163 )           --                (163 )

   Cash distributions                                                (8,274 )          (84 )            (8,358 )

   Special distributions                                            (10,140 )         (102 )           (10,242 )
                                                                 ------------------------------------------------

   Partners' capital (deficit) at December 31, 1996              $   19,641        $  (223 )       $    19,418
                                                                 ================================================





                       See accompanying notes to financial
                                  statements.

                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                        for the years ended December 31,
                             (thousands of dollars)


                                                                          1996            1995           1994
                                                                      --------------------------------------------
   Operating activities:
     Net income                                                        $    23,847      $      4,234     $         75
     Adjustments to reconcile net income
       to net cash provided by operating activities:
         Depreciation and amortization                                       3,267             8,547           10,349
         Net gain on disposition of equipment                              (13,304 )          (2,195 )         (1,585 )
         Loss on revaluation of equipment                                       --                --            1,989
         Income from unconsolidated special purpose entities                (8,728 )              --               --
         Changes in operating assets and liabilities:
           Accounts receivable, net                                            344               256              (67 )
           Prepaid expenses and other assets                                   (50 )               9              (14 )
           Deferred charges, net                                                --              (172 )             --
           Restricted cash                                                     187               272              289
           Due to affiliates                                                    21               (98 )            304
           Accounts payable and accrued expenses                              (208 )             (47 )            315
           Security deposits                                                   (66 )            (271 )           (290 )
           Prepaid deposits and reserve for repairs                           (143 )            (706 )            255
                                                                       -------------------------------------------------
   Net cash provided by operating activities                                 5,167             9,829           11,620
                                                                       -------------------------------------------------

   Investing activities:
     Payments for capital improvements and
       equipment purchases                                                     (62 )             (47 )         (1,915 )
     Proceeds from disposition of equipment                                 17,917             7,142            3,082
     Liquidation distributions from unconsolidated
       special purpose entities                                             17,525                --               --
     Distributions from unconsolidated special
       purpose entities                                                      1,521                --               --
                                                                       -------------------------------------------------
   Net cash provided by investing activities                                36,901             7,095            1,167
                                                                       -------------------------------------------------

   Financing activities:
     Principal repayments under note payable                               (23,000 )         (28,000 )             --
     Proceeds from notes payable                                                --            23,000               --
     Decrease (increase) in restricted cash                                     85             1,348              (53 )
     Cash distributions paid to Limited Partners                            (8,274 )         (13,414 )        (13,462 )
     Cash distributions paid to General Partner                                (84 )            (135 )           (118 )
     Special distributions paid to Limited Partners                        (10,140 )              --               --
     Special distributions paid to General Partner                            (102 )              --               --
     Repurchases of Depositary Units                                          (163 )            (414 )           (168 )
                                                                       -------------------------------------------------
   Net cash used in financing activities                                   (41,678 )         (17,615 )        (13,801 )
                                                                       -------------------------------------------------

   Net increase (decrease) in cash and cash equivalents                        390              (691 )         (1,014 )

   Cash and cash equivalents at beginning of year (See Note 3)               1,474             2,542            3,556
                                                                       -------------------------------------------------

   Cash and cash equivalents at end of year                            $     1,864      $      1,851     $      2,542
                                                                       =================================================

   Supplemental information:
   Interest paid                                                       $       958      $      2,123     $      1,553
                                                                       =================================================

                       See accompanying notes to financial
                                  statements.

                            PLM EQUIPMENT GROWTH FUND
                              A Limited Partnership
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

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

         The Partnership will terminate on December 31, 2006, unless terminated earlier upon sale of all equipment or by certain other events. Since the third quarter of 1994, and in accordance with the Partnership agreement, the General Partner may no longer reinvest cash flows and surplus funds in equipment. All future cash flows and surplus funds, if any, are to be used for distributions to Partners, except to the extent used to maintain reasonable reserves. The General Partner will begin the liquidation phase of the Partnership in 1998. It is anticipated the Partnership will be completely liquidated by the end of 1999.

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

      Operations

      The equipment of the Partnership is managed, under a continuing management agreement, by PLM Investment Management, Inc. (IMI), a wholly-owned subsidiary of FSI. IMI receives a monthly management fee from the Partnership for managing the equipment (see Note 2). FSI, in conjunction with its subsidiaries, sells transportation equipment to investor programs and third parties, manages pools of transportation equipment under agreements with the investor programs, and is a General Partner of other Limited Partnerships.

      Accounting for Leases

      The Partnership's leasing operations generally consist of operating leases. Under the operating lease method of accounting, the leased asset is recorded at cost and depreciated over its estimated useful life. Rental payments are recorded as revenue over the lease term. Lease origination costs are capitalized and amortized over the term of the lease.

                            PLM EQUIPMENT GROWTH FUND
                              A Limited Partnership
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

1.    Basis of Presentation (continued)

      Depreciation and Amortization

      Depreciation of equipment held for operating leases is computed on 150% declining balance, or 200% declining balance method based upon estimated useful lives of 9 to 12 years for aircraft, 15 to 18 years for railcars, and 12 years for marine containers, trailers, and the marine vessel. Both accelerated depreciation methods convert to straight line when annual depreciation expense using the straight line method exceeds that calculated by the accelerated method. Acquisition fees were capitalized as part of the cost of the equipment. Lease negotiation fees were amortized over the initial equipment lease term. Debt placement fees and issuance costs were amortized over the term of the loan for which they were paid. Major expenditures which are expected to extend the useful lives or reduce future operating expenses for equipment are capitalized.

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

         Equipment held for operating leases is stated at cost. Equipment held for sale is stated at the lower of the equipment's depreciated cost or estimated fair value less cost to sell and is subject to a pending contract for sale.

      Investments in Unconsolidated Special Purpose Entities

      The Partnership has interests in unconsolidated special purpose entities which own transportation equipment. These interests are accounted for using the equity method.

         The Partnership's investment in unconsolidated special purpose entities includes acquisition and lease negotiation fees paid by the Partnership to TEC. The Partnership's equity interest in net income of unconsolidated special purpose entities is reflected net of management fees paid or payable to IMI and the amortization of acquisition and lease negotiation fees paid to TEC.

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

                            PLM EQUIPMENT GROWTH FUND
                              A Limited Partnership
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

1.    Basis of Presentation (continued)

      amount of $129,000 in 1995 and $117,000 in 1994 resulting from a 1991 amendment to the Partnership Agreement.

      Cash distributions are recorded when paid. Operating cash distributions of $1.6 million ($0.274 per Depositary Unit) were declared on December 15, 1996, and paid on February 14, 1997, to the unitholders of record as of December 31, 1996. Operating cash distributions were $8.4 million, $13.5 million, and $13.6 million in 1996, 1995 and 1994, respectively. In addition, $10.2 million in special distributions were paid to the Partners during 1996, from the equipment sales proceeds.

      Net Income (Loss) and Distributions per Depositary Unit

      There were no special distributions paid to Partners in 1995 or 1994. Cash distributions to investors in excess of net income are considered to represent a return of capital. Cash distributions to Limited Partners of $9.4 million and $13.5 million in 1995 and 1994, respectively, were deemed to be a return of capital.

      Cash and Cash Equivalents

      The Partnership considers highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less as cash equivalents. The carrying amount of cash equivalents approximates fair market value due to the short-term nature of the investments.

      Restricted Cash

      Lessee security deposits held by the Partnership are considered restricted cash. In addition, restricted cash included the Partnership's joint escrow account deposits required by the Partnership's loan (see Note 5) to be the greater of 45% of the fair market value of sold equipment or 60% of the net sales proceeds.

      Reclassifications

      Certain amounts in the 1994 and 1995 financial statements have been reclassified to conform to the 1996 presentation.

2.    General Partner and Transactions with Affiliates

      An officer of FSI contributed $100 of the Partnership's initial capital. Under the equipment management agreement, IMI receives a monthly management fee attributable to either owned equipment or interests in equipment owned by the USPE's equal to the greater of (i) 10% of "Cash Flows," or (ii) 1/12 of 1/2% of the book value of the equipment portfolio subject to reduction in certain events described in the Limited
      Partnership Agreement. Partnership management fees of $0.1 million were payable to IMI as of December 31, 1996 and 1995. The Partnership's proportional share of USPE's management fees of $36,000, and $0 were payable as of December 31, 1996 and 1995, respectively. The Partnership's proportional share of USPE's management fees expense during 1996 was $0.2 million. Additionally, the Partnership reimbursed FSI and its affiliates $0.7 million, $0.9 million, and $0.6 million for administrative services and data processing expenses performed on behalf of the Partnership in 1996, 1995, and 1994, respectively. The Partnership's proportional share of USPE's admininstrative and data processing expenses was $0.1 million during 1996.

         The Partnership paid $1,000, $0.2 million, and $0.1 million in 1996, 1995, and 1994, respectively, to Transportation Equipment Indemnity, Company, Ltd. (TEI) which provides marine insurance coverage and other insurance brokerage services. The Partnership's proportional share of USPE's marine insurance coverage paid to TEI was $0.2 million during 1996. TEI is an affiliate

                            PLM EQUIPMENT GROWTH FUND
                              A Limited Partnership
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

2.   General Partner and Transactions with Affiliates (continued)

     of the General Partner. A substantial portion of these amounts were paid to third party reinsurance underwriters or placed in risk pools managed by TEI on behalf of affiliated partnerships and PLM International which provide threshold coverages on marine vessel loss of hire and hull and machinery damage. All pooling arrangement funds are either paid out to cover applicable losses or refunded pro rata by TEI.

         As of December 31, 1996, 100% of the Partnership's trailer equipment is in rental facilities operated by an affiliate of the General Partner. Revenues collected under short-term rental agreements with rental facilities' customers are distributed monthly to the owners of the related equipment. Direct expenses associated with the equipment and an allocation of indirect expenses of the rental yard operations are billed to the Partnership.

3.   Investments in Unconsolidated Special Purpose Entities

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

         The principal differences between the previous accounting method and the equity method relate to the presentation of activities relating to these assets in the statement of operations. Under the equity method the Partnership's proportionate share is presented as a single net amount, "Equity in net income (loss) of unconsolidated special purpose entities". Under the previous method, the Partnership's income statement reflected its proportionate share of each individual item of revenue and expense. Accordingly, the effect of adopting the equity method of accounting has no cumulative effect on previously reported partners' capital or on the Partnership's net income (loss) for the period of adoption. Because the effects on previously issued financial statements of applying the equity method of accounting for investments in jointly-owned assets are not considered to be material to such financial statements taken as a whole, previously issued financial statements have not been restated. However, certain items have been reclassified in the previously issued balance sheet to conform to the current period presentation. The beginning cash and cash equivalents for 1996 is different from the ending cash and cash equivalents for 1995 on the statements of cash flows due to the reclassification.

         The following summarizes the financial information for the special purpose entities and the Partnership's interest therein as of and for the year ended December 31, 1996 (in $000s):

                                                         Net
                                     Total USPE      Interest of
                                                     Partnership
                                     ------------------------------

    Net Investments                $      31,608   $        6,553
    Revenues                              11,872            4,156
    Net Income                            15,453            8,728

                            PLM EQUIPMENT GROWTH FUND
                              A Limited Partnership
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

3.   Investments in Unconsolidated Special Purpose Entities (continued)

                  The net investments in unconsolidated special purpose entities include the following jointly-owned equipment (and related assets and liabilities) (in thousands) at December 31,:


    % Ownership         Equipment                                     1996              1995
    ----------------------------------------------------------------------------------------------
         50%            Product Tanker                           $    2,090         $     2,615
         50%            Aircraft engine                                  --                 731
         50%            Boeing 737-200                                1,689               2,368
         50%            Fairchild Metro III                              --                 170
         55%            Mobile Offshore drilling unit                    --               7,295
         70%            Fairchild Metro III                              --                 358
         12%            Boeing 767-200ER                              2,774               3,334
                                                                 ---------------------------------
                          Net investments                        $    6,553         $    16,871
                                                                 =================================

         During 1996, the Partnership sold its 70% and 50% investments in commuter aircraft, its 55% investment in a mobile offshore drilling unit and its 50% investment in an aircraft engine with an aggregate net book value of $8.3 million, for aggregate proceeds of $17.5 million. During 1995, the Partnership sold its 50% investments in a marine vessel, a commuter aircraft and a commercial aircraft with an aggregate net book value of $4.3 million, for aggregate proceeds of $4.9 million. Included in the gain on sale of the marine vessel in 1995 is the unused portion of accrued drydocking of $0.3 million.

         The Partnership's 50% investment in a commercial aircraft included in "Investments in unconsolidated special purpose entities" was off lease at December 31, 1996.

         The   Partnership   received   liquidating   distributions   from   the
     Unconsolidated Special Purpose Entities during 1996.

4.    Equipment

      The components of owned equipment at December 31, 1996 and 1995, are as follows (in thousands):

                                                           1996               1995
                                                       ----------------------------------

   Rail equipment                                      $   21,909          $   24,339
   Marine containers                                        7,465               8,728
   Aircraft and aircraft engines                            6,299               8,992
   Trailers                                                 9,445              10,703
                                                       ----------------------------------
                                                           45,118              52,762
   Less accumulated depreciation                          (33,919 )           (36,198 )
                                                       ----------------------------------
                                                           11,199              16,564
   Equipment held for sale                                     --               2,298
                                                       ----------------------------------
   Net equipment                                       $   11,199          $   18,862
                                                       ==================================

         As of December 31, 1996, there was no equipment held for sale. Equipment held for sale at December 31, 1995, included seven offshore supply vessels with a net book value of $2.3 million, which were sold in January 1996, for $13.4 million.

              Revenues are earned by placing the equipment under operating leases which are generally billed monthly or quarterly. All of the Partnership's marine containers are leased to operators of utilization-type leasing pools which include equipment owned by unaffiliated parties. In such instances, revenues received by the Partnership consist of a specified percentage of revenues generated by leasing the equipment to sublessees, after deducting certain direct operating

                            PLM EQUIPMENT GROWTH FUND
                              A Limited Partnership
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

4.    Equipment  (continued)

      expenses of the pooled equipment. Rents for railcars are based on mileage traveled or a fixed rate; rents for all other equipment are based on fixed rates.

         As of December 31, 1996, all equipment in the Partnership's portfolio was on lease or operating in PLM-affiliated short-term trailer rental facilities, except 27 marine containers and 20 railcars off-lease with an aggregate net book value of $0.1 million. At December 31, 1995, the Partnership had 60 marine containers off lease, with a net book value of $0.1 million.

         The General Partner incurred approximately $62,000 and $47,000 in 1996 and 1995, respectively, in capital improvements but did not purchase any additional equipment, in accordance with the Partnership agreement.

      During 1996, the Partnership sold 410 marine containers, 1 aircraft engine, 64 trailers, 7 offshore supply vessels, 15 railcars and 20 locomotives with a net book value of $4.6 million for $17.9 million. During 1995, the Partnership sold or disposed of 396 marine containers, 45 trailers, and 18 railcars with a net book value of $0.9 million for $2.2 million.

         All leases for owned and partially owned equipment are being accounted for as operating leases. Future minimum rentals under noncancelable leases for owned and partially owned equipment at December 31, 1996, during each of the next five years and thereafter are approximately $7.3 million - 1997; $5.9 million - 1998; $4.0 million - 1999; $1.7 million - 2000; $0.5 million - 2001, and $6,000 - thereafter. Contingent rentals based upon utilization for owned and partially owned equipment were approximately $1.2 million, $2.2 million, and $2.6 million in 1996, 1995, and 1994, respectively.

         The Partnership owns certain equipment which is leased and operated internationally. A limited number of the Partnership's transactions are denominated in a foreign currency. Gains or losses resulting from foreign currency transactions are included in the results of operations and are not material.

         The Partnership leased its aircraft, railcars, mobile offshore drilling unit and trailers to lessees domiciled in six geographic regions: Canada, United States, South America, Europe, Australia and Asia. Marine vessels and marine containers are leased to multiple lessees in different regions who operate the marine vessels and marine containers worldwide. The tables below set forth geographic information about the Partnership's equipment grouped by domicile of the lessee as of and for the years ended December 31, 1996, 1995 and 1994 (in thousands):

                                      Investments in
                                      Unconsolidated
                                      Special Purpose       Owned
                                         Entities         Equipment            Total Equipment

   Revenues:                        1996             1996           1995           1994
   ---------
                            -----------------------------------------------------------------

    Various                         $     2,115   $   1,423      $   7,166      $    7,847
    Canada                                   --       5,381          5,426           5,518
    United States                           879       3,383          6,092           6,097
    Asia                                    441          --            876           2,050
    Europe                                  104          --            311           1,078
    South America                           590          --            590             590
    Australia                                27          --            160             178
                             ================================================================
    Total Revenues                  $     4,156   $  10,187      $  20,621      $   23,358
                             ================================================================


                            PLM EQUIPMENT GROWTH FUND
                              A Limited Partnership
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

4.    Equipment  (continued)

  The following table sets forth indentifiable income (loss) information by region for the years ended December 31, 1996, 1995 and 1994 (in thousands):



                                                  Investments in
                                                  Unconsolidated
                                                  Special Purpose    Owned Equipment
                                                     Entities                                 Total Equipment

           Income (loss):                               1996              1996           1995                1994
           --------------
                                                ------------------------------------------------------------------------

           Various                               $             247    $    12,223    $     2,756        $      2,304
           Canada                                               --          3,570          3,282               3,303
           United States                                     8,264            935            942              (2,413 )
           Asia                                               (695 )         (175 )         (295 )              (125 )
           Europe                                              715             --             38                (310 )
           South America                                       (62 )           --           (175 )              (266 )
           Australia                                           259             --             17                  40
                                                ------------------------------------------------------------------------
           Total identifiable income                         8,728         16,553          6,565               2,533
           Other net loss not identifiable                      --         (1,434 )       (2,331 )            (2,458 )
                                                ========================================================================
           Total net income                      $           8,728    $    15,119    $     4,234        $         75
                                                ========================================================================

         The net book value of these assets at December 31, 1996, 1995, and 1994 is as follows (in thousands):

                                               Investments                  Investments
                                                   in                    in Unconsolidated
                                             Unconsolidated               Special Purpose
                                             Special Purpose                  Entities
                                                Entities        Owned                         Owned        Total
                                                              Equipment                     Equipment    Equipment

         Net book value:                        1996            1996            1995         1995         1994
         ---------------
                                          --------------------------------------------------------------------------

         Various                          $         2,090   $      2,252  $       2,615   $    3,066   $  12,409
         Canada                                        --          5,800             --        7,140       8,471
         United States                                 --          3,147            170        5,019      18,128
         Asia                                       1,689             --          2,368        1,339       4,283
         Europe                                        --             --            731           --       2,216
         South America                              2,774             --          3,334           --       4,031
         Australia                                     --             --            358           --         463
                                          -------------------------------------------------------------------------
         Total equipment held for
         operating leases                           6,553         11,199          9,576       16,564      50,001
         Various                                       --             --             --        2,298          --
         United States                                 --             --          7,295           --          --
                                          -------------------------------------------------------------------------
         Total assets held for sale                    --             --          7,295        2,298          --
                                          -------------------------------------------------------------------------
         Total equipment                  $         6,553   $     11,199  $      16,871   $   18,862   $  50,001
                                          =========================================================================

         There were no lessees accounting for 10% or more of total lease revenues during 1996, 1995 or 1994.

                            PLM EQUIPMENT GROWTH FUND
                              A Limited Partnership
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

5.    Notes Payable

      During 1996, the General Partner used a portion of its equipment sales proceeds to pay off its entire $23.0 million adjustable rate senior secured note with a syndicate of insurance companies. Quarterly interest payments on the debt were equal to LIBOR plus 1.35% per annum and adjusted quarterly (7.04% at December 31, 1995).

6.    Income Taxes

      The Partnership is not subject to income taxes as any income or loss is included in the tax returns of the individual Partners. Accordingly, no provision for income taxes has been made in the financial statements of the Partnership.

         As of December 31, 1996, there were temporary differences of approximately $11.6 million between the financial statement carrying values of certain assets and liabilities and the federal income tax bases of such assets and liabilities, primarily due to differences in depreciation methods and equipment reserves.

7.    Depositary Unit Repurchase Plan

      The Partnership had engaged in a program to repurchase up to 250,000 Depositary Units. During the year ended December 31, 1996, the Partnership repurchased 24,800 Depositary Units at a cost of $163,000. As of December 31, 1996, the Partnership had repurchased a total of 199,650 Depositary Units at a cost of $2.6 million.

8.    Delisting of Partnership Units

      The General Partner delisted the Partnership's Depositary Units from the American Stock Exchange (AMEX) on April 8, 1996. The last day for trading on the AMEX was March 22, 1996. As of February 28, 1997, there were 5,785,350 Depositary Units outstanding. There are approximately 8,800 Depositary Unitholders of record as of the date of this report. Under the Internal Revenue Code (the Code) the Partnership is classified as a
      Publicly Traded Partnership. The Code treats all Publicly Traded Partnerships as corporations if they remain publicly traded after December 31, 1997. Treating the Partnership as a corporation would mean the Partnership itself would have become a taxable, rather than a "flow through" entity. As a taxable entity, the income of the Partnership would have become subject to federal taxation at both the partnership level and at the investor level to the extent that income would have been distributed to an investor. In addition, the General Partner believed that the trading price of the Depositary Units would have become distorted when the Partnership began the final liquidation of the underlying equipment portfolio. In order to avoid taxation of the Partnership as a corporation and to prevent unfairness to Unitholders, the General Partner delisted the Partnership's Depositary Units from the AMEX. While the Partnership's Depositary Units are no longer publicly traded on a national stock exchange, the General Partner continues to manage the equipment of the Partnership and prepare and distribute quarterly and annual reports and Forms 10-Q and 10-K in accordance with the Securities and Exchange Commission requirements. In addition, the General Partner continues to provide pertinent tax reporting forms and information to Unitholders. The General Partner anticipates an informal market for the Partnership's units may develop in the secondary marketplace similar to that which currently exists for non-publicly traded partnerships.

                            PLM EQUIPMENT GROWTH FUND

                                INDEX OF EXHIBITS


  Exhibit                                                                Page

    4.     Limited Partnership Agreement of Registrant                      *

    4.1    Amendment  to Limited Partnership Agreement of Registrant        *

   10.1    Management Agreement between Registrant and PLM Investment       *
           Management, Inc.

   25.     Powers of Attorney                                           40-42



----------------------------------
* Incorporated by reference. See page 23 of this report.