Form 10-Q
period 1997-03-31
PLM EQUIPMENT GROWTH FUND
filed 1997-05-13
CIK 788813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarter ended March 31, 1997.

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
                       (in thousands, except unit amounts)



                                     ASSETS


                                                                                March 31,            December 31,
                                                                                   1997                 1996
                                                                               -----------------------------------

Equipment held for operating leases, at cost                                    $   44,667          $   45,118
Less accumulated depreciation                                                      (34,130 )           (33,919 )
                                                                                ----------------------------------
   Net equipment                                                                    10,537              11,199

Cash and cash equivalents                                                            2,112               1,864
Restricted cash                                                                         60                  60
Investments in unconsolidated special purpose entities                               6,003               6,553
Accounts receivable, less allowance for doubtful accounts
  of $291 at March 31, 1997, and $139 at December 31, 1996                             980               1,039
Prepaid expenses and other assets                                                       25                  34
                                                                                ----------------------------------

  Total assets                                                                  $   19,717          $   20,749
                                                                                ==================================

                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

Accounts payable and accrued expenses                                           $      303          $      457
Due to affiliates                                                                       47                 121
Security deposits                                                                       60                  60
Lessee deposits and reserve for repairs                                                737                 693
                                                                                ----------------------------------
  Total liabilities                                                                  1,147               1,331

Partners' capital (deficit):

Limited partners (5,785,350 depositary units
 at March 31, 1997 and at December 31, 1996)                                        18,801              19,641
General Partner                                                                       (231 )              (223 )
                                                                                ----------------------------------
  Total partners' capital                                                           18,570              19,418
                                                                                ----------------------------------

  Total liabilities and partners' capital                                       $   19,717          $   20,749
                                                                                ==================================








                       See accompanying notes to financial
                                  statements.

                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)

                              STATEMENTS OF INCOME
                     (in thousands, except per unit amounts)



                                                                                              For the Three Months
                                                                                                 Ended March 31,
                                                                                                1997           1996
                                                                                           -----------------------------
    Revenues:

      Lease revenue                                                                         $   2,190       $   2,842
      Interest and other income                                                                    59              69
      Net gain on disposition of equipment                                                         76          11,338
                                                                                            ----------------------------
           Total revenues                                                                       2,325          14,249

    Expenses:

      Depreciation and amortization                                                               596             963
      Management fees to affiliate                                                                138             140
      Repairs and maintenance                                                                     354             437
      Interest expense                                                                             --             401
      Insurance expense to affiliates                                                              --              --
      Other insurance expense                                                                      14              22
      Marine equipment operating expenses                                                          --              --
      General and administrative expenses to affiliate                                            155             191
      Other general and administrative expenses                                                   289             132
                                                                                            ----------------------------
           Total expenses                                                                       1,546           2,286

    Equity in net loss of unconsolidated special purpose entities                                 (26 )          (585 )
                                                                                            ----------------------------

    Net income                                                                              $     753       $  11,378
                                                                                            ============================

    Partners' share of net income:
      Limited partners                                                                      $     745       $  11,264
      General Partner                                                                               8             114
                                                                                            ----------------------------

           Total                                                                            $     753       $  11,378
                                                                                            ============================
    Net income per weighted-average depositary unit (5,785,350 units
    at March 31, 1997 and at 5,794,130 March 31, 1996)                                      $    0.13       $    1.94
                                                                                            ============================

    Cash distributions                                                                      $   1,601       $   3,375
                                                                                            ============================
    Cash distributions per weighted-average depositary unit                                 $    0.27       $    0.58
                                                                                            ============================

    Special distributions                                                                   $      --       $   4,398
                                                                                            ============================
                                                                                            ============================
    Special distributions per weighted-average depositary unit                              $      --       $    0.75
                                                                                            ============================

    Total distributions per weighted-average depositary unit                                $    0.27       $    1.33
                                                                                            ============================




                See accompanying notes to financial statements.

                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              From the period ended December 31, 1995 to March 31,
                                      1997
                                 (in thousands)



                                                                  Limited            General
                                                                 Partners            Partner               Total
                                                               ------------------------------------------------------

   Partners' capital (deficit) at December 31, 1995             $   14,609           $  (275 )          $  14,334

   Net income                                                       23,609               238               23,847

   Repurchase of depositary units                                     (163 )              --                 (163 )

   Cash distributions                                               (8,274 )             (84 )             (8,358 )

   Special distributions                                           (10,140 )            (102 )            (10,242 )
                                                                -----------------------------------------------------

   Partners' capital (deficit) at December 31, 1996                 19,641              (223 )             19,418

   Net income                                                          745                 8                  753

   Cash distributions                                               (1,585 )             (16 )             (1,601 )
                                                                -----------------------------------------------------

   Partners' capital (deficit) at March 31, 1997                $   18,801           $  (231 )          $  18,570
                                                                =====================================================















                 See accompanying notes to financial statements.

                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                           For the Three Months
                                                                             Ended March 31,
                                                                            1997                   1996
                                                                         ----------------------------------

     Operating activities:
       Net income                                                          $      753           $   11,378
       Adjustment to reconcile net income
         to net cash provided by operating activities:
           Depreciation and amortization                                          596                  963
           Net gain on disposition of equipment                                   (76 )            (11,338 )
           Equity in net loss of unconsolidated
             special purpose entities                                              26                  585
           Changes in operating assets and liabilities:
             Accounts receivable, net                                              59                   62
             Due to affiliates                                                    (74 )               (184 )
             Prepaid expenses and other assets                                      9                  (36 )
             Restricted cash                                                       --                    1
             Accounts payable and accrued expenses                               (154 )               (263 )
             Security deposits                                                     --                  (16 )
             Lessee deposits and reserve for repairs                               44                  (16 )
                                                                           ----------------------------------
     Net cash provided by operating activities                                  1,183                1,136
                                                                           ----------------------------------

     Investing activities:
       Payments for capital improvements and
        equipment purchases                                                        --                  (58 )
       Proceeds from disposition of equipment                                     142               13,718
       Distributions from unconsolidated
         special purpose entities                                                 524                   83
                                                                           ----------------------------------
     Net cash provided by investing activities                                    666               13,743
                                                                           ----------------------------------

     Financing activities:
       Principal repayment under note payable                                      --               (8,130 )
       Decrease in restricted cash                                                 --                   85
       Cash distributions paid to Limited partners                             (1,585 )             (3,341 )
       Cash distributions paid to General Partner                                 (16 )                (34 )
       Special distributions paid to Limited partners                              --               (4,354 )
       Special distributions paid to General Partner                               --                  (44 )
       Repurchases of depositary units                                             --                 (163 )
                                                                           ----------------------------------
     Net cash used in financing activities                                     (1,601 )            (15,981 )
                                                                           ----------------------------------

     Net increase (decrease) in cash and cash equivalents                         248               (1,102 )

     Cash and cash equivalents at beginning of period                           1,864                1,474
                                                                           ----------------------------------

     Cash and cash equivalents at end of period                            $    2,112           $      372
                                                                           ==================================

     Supplemental information:
       Interest paid                                                       $       --           $      409
                                                                           ==================================




                       See accompanying notes to financial
                                  statements.

                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1997


1.   Opinion of Management

     In the opinion of the management of PLM Financial Services, Inc., the General Partner, the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the Partnership's financial position as of March 31, 1997 and December 31, 1996, the statements of income for the three months ended March 31, 1997 and 1996, the statements of cash flows for the three months ended March 31, 1997 and 1996; and the statements of changes in Partners' capital from the period ended December 31, 1995 to March 31, 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996, on file at the Securities and Exchange Commission.

2.   Reclassification

     Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation.

3.   Distributions

     Distributions are recorded when paid. Operating cash distributions were $1.6 million and $3.4 million for the three months ended March 31, 1997 and 1996, respectively. In addition, a $4.4 million special distribution was paid to the partners during the three months ended March 31, 1996, from the proceeds of seven offshore supply vessels sold in January 1996, representing approximately 8% of the Partnership's portfolio on an original cost basis. No special distributions was paid during the three months ended March 31, 1997. During the quarter ended March 31, 1997, cash distributions to unitholders of $0.8 million were deemed to be a return of capital.

     Cash distributions of $1.6 million ($0.27 per weighted-average depositary unit) were declared on April 25, 1997, and are to be paid on May 15, 1997, to the unitholders of record as of March 31, 1997.

4.   Investments in Unconsolidated Special Purpose Entities

     The net investments in unconsolidated special purpose entities (USPE) include the following jointly-owned equipment (and related assets and liabilities) (in thousands):

                                                                    March 31,        December 31,
   % Ownership          Equipment                                     1997              1996
   -----------------------------------------------------------------------------------------------
         50%            Product Tanker                           $    1,743          $    2,090
         50%            Boeing 737-200                                1,634               1,689
         12%            Boeing 767-200                                2,626               2,774
                                                                 ---------------------------------
                          Net investments                        $    6,003          $    6,553
                                                                 =================================

         The Boeing 737-200 aircraft that the Partnership has a 50% investment in was off-lease at March 31, 1997.

                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1997


5.   General Partner and Transactions with Affiliates

     Partnership management fees payable to an affiliate of the General Partner were $29,000 and $103,000 at March 31, 1997 and December 31, 1996,
     respectively. The Partnership's proportional share of USPE affiliated management fees, of $148,000, and $36,000, were payable as of March 31, 1997 and December 31, 1996, respectively. The Partnership's proportional share of USPE affiliated management fees expense during the three months ended March 31, 1997 and 1996 was $108,000 and $63,000, respectively. The Partnership's proportional share of USPE's data processing and administrative expenses to affiliates was $8,000 and $25,000 during the three months ended March 31, 1997 and 1996, respectively. The Partnership's proportional share of USPE's marine insurance coverage paid to Transportation Equipment Indemnity Company, Ltd. (TEI), were $61,000 and $40,000 during the three months ended March 31, 1997 and 1996, respectively. TEI is an affiliate of the General Partner.

6.   Equipment

     Owned equipment held for operating leases is stated at cost.

         The components of owned equipment are as follows (in thousands):

                                                                         March 31,           December 31,
                                                                             1997                1996
                                                                         ---------------------------------
   Railcar equipment                                                      $  21,909           $  21,909
   Marine containers                                                          7,330               7,465
   Aircraft and aircraft engines                                              6,299               6,299
   Trailers                                                                   9,129               9,445
                                                                          --------------------------------
                                                                             44,667              45,118
   Less accumulated depreciation                                            (34,130 )           (33,919 )
                                                                          ================================
   Net equipment                                                          $  10,537           $  11,199
                                                                          ================================


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

         As of March 31, 1997, all equipment in the Partnership's owned equipment portfolio was on lease or operating in PLM-affiliated short-term trailer rental facilities except for 25 marine containers and 23 railcars with carrying values of $156,362.

         In the third quarter of 1994, the Partnership ended its reinvestment phase in accordance with the Limited Partnership Agreement; therefore, no equipment was purchased during the quarters ended March 31, 1997 and 1996. Capital improvements to the Partnership's equipment of $58,000 were made during the quarter ended March 31, 1996.

                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1997


6.   Equipment (continued)

         During the three months ended March 31, 1997, the Partnership sold or disposed of marine containers and trailers with an aggregate net book value of $66,187 for proceeds of $141,811. During the three months ended March 31, 1996, the Partnership sold or disposed of marine vessels, marine containers, trailers, and railcars with an aggregate net book value of $2.4 million for proceeds of $13.7 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


(I)  RESULTS OF OPERATIONS

Comparison of the Partnership's Operating Results for the Three Months Ended March 31, 1997 and 1996

(A)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, marine equipment operation, and asset-specific insurance expenses) on owned equipment decreased during the quarter ended March 31, 1997 when compared to the same period of 1996. The following table presents lease revenues less direct expenses by owned equipment type (in thousands):

                                                                            For the Three Months
                                                                               Ended March 31,
                                                                            1997             1996
                                                                         ----------------------------
   Railcar equipment                                                     $  1,237        $   1,307
   Marine vessels                                                              --              144
   Aircraft                                                                   108              170
   Trailers                                                                   300              387
   Marine containers                                                          182              382


Rail equipment: Rail equipment lease revenues and direct expenses were $1.5 million and $0.3 million, respectively, for the quarter ended March 31, 1997, compared to $1.7 million and $0.4 million, respectively, for the same period of 1996. During 1996, the Partnership sold 15 railcars and 20 locomotives resulting in lower revenues and expenses in the first quarter of 1997, compared to the same period of 1996. In addition, the decrease in railcar contribution resulted from running repairs required on certain of the railcars in the fleet during 1996 which were not needed during 1997.

Marine vessels: There was no lease revenues nor direct expense on marine vessels for the quarter ended March 31, 1997, due to the sale of all the offshore supply vessels were sold during 1996. Lease revenues and direct expenses were $0.1 million and a credit of $5,000, respectively, for the same period of 1996.

Aircraft: Aircraft lease revenues and direct expenses were $0.1 million and $1,746, respectively, for the quarter ended March 31, 1997, compared to $0.1 million and a credit of $50,484, respectively, for the same period of 1996. Aircraft contribution decreased in the first quarter of 1997 due to higher repair and maintenance expenses for the quarter ended March 31, 1997, compared to the same period of 1996.

Trailers: Trailer lease revenues and direct expenses were $0.4 million and $0.1 million, respectively, for the quarter ended March 31, 1997, compared to $0.5 million and $0.1 million, respectively, for the same period of 1996. The trailer contribution decreased due to the sale of 41 trailers during the first quarter of 1997, and 64 trailers during 1996. In addition, the trailer fleet is experiencing lower utilization in the short-term rental yards.

Marine containers: Marine container lease revenues and direct expenses were $0.2 million and $1,600, respectively, for the quarter ended March 31, 1997, compared to $0.4 million and $3,000, respectively, for the same period of 1996. The number of marine containers owned by the Partnership has been declining over the past twelve months due to sales and dispositions. In addition, the marine container fleet has been experiencing lower utilization resulting in a decrease in marine container contribution.

(B)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $1.2 million for the quarter ended March 31, 1997, decreased from $1.8 million for the same period of 1996. The variances are explained as follows:

(1) A $0.4 million decrease in depreciation and amortization expenses from 1996 levels reflecting the sale of certain assets during the first quarter of 1997 and during 1996.

(2) A $0.4 million decrease in interest expense due to repayment of the entire Partnership's outstanding debt balance during 1996.

(3) A $0.2 million increase in bad debt expense primarily reflecting the Partnership's evaluation of collectibility of certain receivable balances.

(C)  Net Gain on Disposition of Owned Equipment

The net gain on disposition of owned equipment for the first quarter of 1997 totaled $76,000 which resulted from the sale of marine containers and trailers with an aggregate net book value of $66,000 for proceeds of $142,000. For the first quarter of 1996, gain on sale totaled $11.3 million on the disposition of equipment, primarily vessels, with a net book value of $2.4 million, for proceeds of $13.7 million.

(D)  Equity in Net Income of Unconsolidated Special Purpose Entities

Equity in net income of unconsolidated special purpose entities represents net income generated from the operation of jointly-owned assets accounted for under the equity method (see Note 4 to the financial statements).

                                                                            For the Three Months
                                                                               Ended March 31,
                                                                            1997             1996
                                                                         ----------------------------
   Aircraft and aircraft engines                                         $   (116 )       $   (449 )
   Marine vessels                                                              90             (127 )
   Mobile offshore drilling unit                                               --               (9 )
                                                                         ============================
   Equity in net income (loss)                                           $    (26 )       $   (585 )
                                                                         ============================

Aircraft and aircraft engines: The Partnership's share of aircraft revenues and expenses were $0.1 million and $0.2 million, respectively, for the quarter ended March 31, 1997, compared to $0.4 million and $0.9 million, respectively, for the same period of 1996. As of March 31, 1997, the Partnership owned 50% and 12% investments in commercial aircraft. The Partnership liquidated its 70% and 50% investments in commuter aircraft, and its 50% investment in an aircraft engine during 1996 as a result of the General Partner's sale of the assets. The loss of $0.1 million for the quarter ended March 31, 1997, related to the Partnership's 50% investment in a commercial aircraft. This aircraft was off lease during the first three months of 1997. The Partnership's remaining 12% investment in a commercial aircraft operated at essentially break even during the first quarter of 1997.

Marine vessel: The Partnership's share of marine vessel revenues and expenses was $0.6 million and $0.5 million, respectively, for the quarter ended March 31, 1997, compared to $0.5 million and $0.6 million, respectively, for the same period of 1996. At March 31, 1997 and 1996, the Partnership owned a 50% investment in a marine vessel. The increase in contribution in the first quarter of 1997 resulted from lower marine operating expenses associated with the vessel compared to the same period of 1996.

Mobile offshore drilling unit: The Partnership's share of mobile offshore drilling unit revenues and expenses for the first quarter of 1996 were $0.4 million and $0.4 million, respectively. The Partnership liquidated its 55% investment in the mobile offshore drilling unit during July 1996 as a result of the General Partner's sale of the asset.

(F)  Net Income

As a result of the foregoing, the Partnership's net income of $0.8 million for the first quarter of 1997, decreased from net income of $11.4 million during the same period in 1996. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors and the Partnership's performance in the first quarter of 1997 is not necessarily indicative of future periods. In the first quarter of 1997, the Partnership distributed $1.6 million to the unitholders, or $0.27 per weighted-average depositary unit.


(II) FINANCIAL CONDITION -- CAPITAL RESOURCES, LIQUIDITY, AND DISTRIBUTIONS

The General Partner purchased the Partnership's initial equipment portfolio with capital raised from its initial equity offering and permanent debt financing. No further capital contributions from original partners are permitted under the terms of the Limited Partnership Agreement. The Partnership currently has no debt obligations. The Partnership relies on operating cash flows to meet its operating obligations, maintain working capital reserves, and to make cash distributions to the Limited Partners.

For the three months ended March 31, 1997, the Partnership generated sufficient operating cash (net cash provided by operating activities plus distributions from unconsolidated special purpose entities) to meet its operating obligations and maintain the current level of distributions (total for three months ended March 31, 1997 of approximately $1.6 million) to the partners. During the three months ended March 31, 1997, the General Partner sold owned equipment on behalf of the Partnership and realized proceeds of approximately $142,000.

     The General Partner has not planned any expenditures, nor is it aware of any contingencies that would cause the Partnership to require any additional capital to that mentioned above.

     During the first quarter of 1996, the cash distribution rate was reduced to more closely reflect current and expected net cash flows from operations.
Continued weak market conditions in certain equipment sectors and equipment sales have reduced overall lease revenues in the Partnership. In addition, with the onset of the equipment liquidation phase of the Partnership in 1997, the size of the Partnership's remaining equipment portfolio, and, in turn, the amount of net cash flows from operations, will continue to become progressively smaller as assets are sold. Although operating distribution levels will be reduced, significant asset sales may result in potential special distributions to unitholders.

(IV)  OUTLOOK FOR THE FUTURE

Since the Partnership is approaching its orderly liquidation phase, the General Partner will be seeking to selectively re-lease or sell assets as the existing leases expire. Sale decisions will cause the operating performance of the Partnership to decline over the remainder of its life. The General Partner anticipates the liquidation of Partnership assets will be completed by the scheduled termination of the Partnership at the end of 1999. Throughout the remaining life of the Partnership, the Partnership may be periodically making special distributions to the Partners as asset sales are completed.

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



                                       PLM EQUIPMENT GROWTH FUND

                                       By:      PLM Financial Services, Inc.
                                                General Partner




      Date:  May 13, 1997              By:      /s/ David J. Davis
                                                ------------------
                                                David J. Davis
                                                Vice President and
                                                Corporate Controller