Form 10-Q/A
period 1997-06-30
PLM EQUIPMENT GROWTH FUND
filed 1997-08-07
CIK 788813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              -------------------
                                   FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarter ended June 30, 1997

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

                           PLM EQUIPMENT GROWTH FUND
                            (A Limited Partnership)
                                 BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)


                                                                                 June 30,           December 31,,
                                                                                   1997                 1996
Assets:

Equipment held for operating lease, at cost                                     $   37,187          $   45,118
  Less accumulated depreciation                                                    (27,547 )           (33,919 )
    Net equipment                                                                    9,640              11,199

Cash and cash equivalents                                                            2,408               1,864
Restricted cash                                                                         60                  60
Investments in unconsolidated special-purpose entities                               5,011               6,553
Accounts receivable, net of allowance for doubtful accounts
      of $319 in 1997 and $139 in 1996                                               1,124               1,039
Prepaid expenses and other assets                                                       13                  34

Total assets                                                                    $   18,256          $   20,749

Liabilities and partners' capital:

Liabilities:
Accounts payable and accrued expenses                                           $      292          $      457
Due to affiliates                                                                       40                 121
Lessee deposits and reserve for repairs                                                755                 753
    Total liabilities                                                                1,087               1,331

Partners' capital (deficit):
Limited partners (5,785,350 depositary units
      as of June 30, 1997 and December 31, 1996)                                    17,392              19,641
General Partner                                                                       (223 )              (223 )
    Total partners' capital                                                         17,169              19,418

Total liabilities and partners' capital                                         $   18,256          $   20,749




















                      See accompanying notes to financial
                                  statements.

                           PLM EQUIPMENT GROWTH FUND
                            (A Limited Partnership)
                              STATEMENTS OF INCOME
        (in thousands of dollars, except weighted-average unit amounts)


                                                                        For the Three Months                 For the Six Months
                                                                           Ended June 30,                      Ended June 30,
                                                                        1997           1996                1997           1996
           Revenues:

           Lease revenue                                             $  2,243      $ 2,541            $   4,433      $   5,383
           Interest and other income                                       30           21                   89             90
           Net gain on disposition of equipment                           248        1,555                  324         12,893
               Total revenues                                           2,521        4,117                4,846         18,366

           Expenses:

           Depreciation and amortization                                  584          887                1,180          1,850
           Repairs and maintenance                                        519          621                  873          1,058
           Interest expense                                                 -          262                    -            663
           Insurance expense                                               13           21                   27             43
           Management fees to affiliate                                   126          377                  264            517
           General and administrative expenses to affiliates              117          191                  272            407
           Other general and administrative expenses                      144          150                  433            257
               Total expenses                                           1,503        2,509                3,049          4,795

           Equity in net (loss) income of unconsolidated
                 special-purpose entities                                (818 )        435                 (844 )         (150 )

           Net income                                                $    200      $ 2,043            $     953      $  13,421

           Partners' share of net income:

           Limited partners                                          $    176      $ 2,023            $     921      $  13,287
           General Partner                                                 24           20                   32            134

           Total                                                     $    200      $ 2,043            $     953      $  13,421

           Net income per weighted-average depositary unit
                 (5,785,350 units as of June 30, 1997 and 1996)      $   0.03      $  0.35            $    0.16      $    2.30

           Cash distributions                                        $  1,601      $ 1,688            $   3,202      $   5,063
           Cash distributions per weighted-average
                 depositary unit                                     $   0.27      $  0.29            $    0.55      $    0.87

           Special distributions                                     $      -      $     -            $       -      $   4,398
           Special distributions per weighted-average
                 depositary unit                                     $      -      $     -            $       -      $    0.75

           Total distributions per weighted-average
                 depositary unit                                     $   0.27      $  0.29            $    0.55      $    1.62






                                 See accompanying notes to financial statements.

                           PLM EQUIPMENT GROWTH FUND
                            (A Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              From the period ended December 31, 1995 to June 30,
                                      1997
                           (in thousands of dollars)



                                                                  Limited            General
                                                                 Partners            Partner               Total

   Partners' capital (deficit) as of December 31, 1995          $   14,609           $  (275 )          $  14,334

   Net income                                                       23,609               238               23,847

   Repurchase of depositary units                                     (163 )               -                 (163 )

   Cash distributions                                               (8,274 )             (84 )             (8,358 )

   Special distributions                                           (10,140 )            (102 )            (10,242 )

   Partners' capital (deficit) as of December 31, 1996              19,641              (223 )             19,418

   Net income                                                          921                32                  953

   Cash distributions                                               (3,170 )             (32 )             (3,202 )

   Partners' capital (deficit) as of June 30, 1997              $   17,392           $  (223 )          $  17,169





























                See accompanying notes to financial statements.

                           PLM EQUIPMENT GROWTH FUND
                            (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                           (in thousands of dollars)


                                                                            For the Six Months
                                                                              Ended June 30,
                                                                            1997                   1996

     Operating activities:


     Net income                                                            $      953           $   13,421
     Adjustments to reconcile net income to net cash provided
           by operating activities:
       Net gain on disposition of equipment                                      (324 )            (12,893 )
       Depreciation and amortization                                            1,180                1,850
       Equity in net loss from unconsolidated special-purpose entities            844                  150
       Changes in operating assets and liabilities:
         Restricted cash                                                            -                   58
         Accounts receivable, net                                                 (85 )                297
         Prepaid expenses and other assets                                         21                  (31 )
         Accounts payable and accrued expenses                                   (165 )               (245 )
         Due to affiliates                                                        (81 )                 10
         Lessee deposits and reserve for repairs                                    2                   46
             Net cash provided by operating activities                          2,345                2,663

     Investing activities:

     Payments for capital improvements                                            (25 )                (59 )
     Distributions from unconsolidated special-purpose entities                   698                1,127
     Proceeds from disposition of equipment                                       728               17,256
         Net cash provided by investing activities                              1,401               18,324

     Financing activities:

     Principal repayment under note payable                                         -               (9,000 )
     Increase in restricted cash                                                    -                 (779 )
     Cash distributions paid to limited partners                               (3,170 )             (5,012 )
     Cash distributions paid to General Partner                                   (32 )                (51 )
     Special distributions paid to limited partners                                 -               (4,354 )
     Special distributions paid to General Partner                                  -                  (44 )
     Repurchase of depositary units                                                 -                 (163 )
         Net cash used in financing activities                                 (3,202 )            (19,403 )

     Net increase in cash and cash equivalents                                    544                1,584

     Cash and cash equivalents at beginning of period                           1,864                1,474

     Cash and cash equivalents at end of period                            $    2,408           $    3,058

     Supplemental information:

     Interest paid                                                         $        -           $      669



                      See accompanying notes to financial
                                  statements.

                                             PLM EQUIPMENT GROWTH FUND
                                              (A Limited Partnership)
                                           NOTES TO FINANCIAL STATEMENTS
                                                   June 30, 1997


1.   Opinion of Management

     In the opinion of the management of PLM Financial Services, Inc. (the General Partner), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the PLM Equipment Growth Fund's (the Partnership's) financial position as of June 30, 1997 and December 31, 1996, the statements of income for the three and six months ended June 30, 1997 and 1996, the statements of changes in Partners' capital from the period ended December 31, 1995 to June 30, 1997, and the statements of cash flows for the six months ended June 30, 1997 and 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996, on file at the Securities and Exchange Commission.

2.   Reclassifications

     Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation.

3.   Cash Distributions

     Distributions are recorded when paid. Operating cash distributions were $3.2 million and $5.1 million for the six months ended June 30, 1997 and 1996, respectively. In addition, a $4.4 million special distribution was paid to the partners during the six months ended June 30, 1996 from the proceeds of seven offshore supply vessels sold in January 1996, representing approximately 8% of the Partnership's portfolio on an original cost basis. No special distribution was paid during the six months ended June 30, 1997. During the six months ended June 30, 1997, cash distributions to unitholders of $2.2 million were deemed to be a return of capital.

4.   Investments in Unconsolidated Special-Purpose Entities

     The net investments in unconsolidated special-purpose entities (USPEs) include the following jointly-owned equipment (and related assets and liabilities) (in thousands):

                                                                      June 30,          December 31,
     % Ownership        Equipment                                       1997                1996
         12%            Boeing 767-200 ER                        $           2,494   $           2,774
         50%            Product Tanker                                       1,722               2,090
         50%            Boeing 737-200                                         795               1,689
                          Net investments                        $           5,011   $           6,553

     The Boeing 737-200 aircraft was off lease as of June 30, 1997 and December 31, 1996.

                           PLM EQUIPMENT GROWTH FUND
                            (A Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1997


5.   Transactions with General Partner and Affiliates

     Partnership management fees payable to an affiliate of the General Partner were $22,000 and $103,000 as of June 30, 1997 and December 31, 1996,
     respectively. The Partnership's proportional share of USPE-affiliated management fees, of $6,000 and $36,000, were payable as of June 30, 1997 and December 31, 1996, respectively.

     The Partnership's proportional share of the affiliated expenses incurred by the USPEs during 1997 and 1996 is listed in the following table (in thousands):

                                                     For the Three Months            For the Six Months
                                                        Ended June 30,                 Ended June 30,
                                                       1997         1996           1997            1996

   Insurance expense                              $      37      $      43      $      99       $      82
   Management fees                                       30             24            138              86
   Data processing and administrative
      expenses                                           12             28             20              28

     Transportation Equipment Indemnity Company, Ltd. (TEI) provides marine insurance coverage for Partnership equipment and other insurance brokerage services. TEI is an affiliate of the General Partner.

6.   Equipment

     The components of owned equipment are as follows (in thousands):

                                                                          June 30,           December 31,
                                                                             1997                1996

   Railcar equipment                                                       $ 21,909            $ 21,909
   Trailers                                                                   8,984               9,445
   Marine containers                                                          6,294               7,465
   Aircraft and aircraft engines                                                  -               6,299
                                                                             37,187              45,118
   Less accumulated depreciation                                            (27,547 )           (33,919 )
     Net equipment                                                         $  9,640            $ 11,199


     As of June 30, 1997, one aircraft with a zero net book value was reclassified to equipment held for sale.

     Revenues are earned by placing the equipment under operating leases, which are generally billed monthly or quarterly. All of the Partnership's marine containers are leased to operators of utilization-type leasing pools, which include equipment owned by unaffiliated parties. In such instances, revenues received by the Partnership consist of a specified percentage of revenues generated by leasing the equipment to sublessees, after deducting certain direct operating expenses of the pooled equipment. Rents for railcars are based either on mileage traveled or on fixed rates; rents for all other equipment are based on fixed rates.

                           PLM EQUIPMENT GROWTH FUND
                            (A Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1997


6.   Equipment (continued)

     As of June 30, 1997, all equipment in the Partnership's owned equipment portfolio was on lease or operating in PLM-affiliated short-term trailer rental facilities, except for 25 marine containers and 8 railcars with carrying values of $54,000.

     In the third quarter of 1994, the Partnership ended its reinvestment phase in accordance with the Limited Partnership Agreement; therefore, no equipment was purchased during the quarters ended June 30, 1997 and 1996. Capital improvements to the Partnership's equipment of $25,000 and $59,000 were made during the six months ended June 30, 1997 and June 30, 1996, respectively.

     During the six months ended June 30, 1997, the Partnership sold or disposed of marine containers and trailers with an aggregate net book value of $0.4 million for $0.7 million. During the six months ended June 30, 1996, the Partnership sold or disposed of offshore supply vessels, marine containers, trailers, railcars, and an aircraft engine, with an aggregate net book value of $4.4 million, for $17.3 million.













                     (this space intentionally left blank)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


(I)  RESULTS OF OPERATIONS

Comparison of the Partnership's Operating Results for the Three Months Ended June 30, 1997 and 1996

(A)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repair and maintenance, marine equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the quarter ended June 30, 1997, compared to the same period of 1996. The following table presents lease revenues less direct expenses by owned equipment type (in thousands):

                                                                            For the Three Months
                                                                               Ended June 30,
                                                                            1997             1996


   Railcar equipment                                                     $  1,125         $  1,264
   Trailers                                                                   270              271
   Marine containers                                                          213              305
   Aircraft and aircraft engines                                              108               59

Rail equipment: Rail equipment lease revenues and direct expenses were $1.5 million and $0.4 million, respectively, for the quarter ended June 30, 1997, compared to $1.7 million and $0.4 million, respectively, for the same period of 1996. During 1996, the Partnership sold 15 railcars and 20 locomotives, resulting in lower revenues and expenses in the second quarter of 1997, compared to the same period of 1996.

Trailers: Trailer lease revenues and direct expenses were $0.4 million and $0.1 million, respectively, for the quarter ended June 30, 1997, compared to $0.4 million and $0.1 million, respectively, for the same period of 1996.

Marine containers: Marine container lease revenues and direct expenses were $0.2 million and $1,000, respectively, for the quarter ended June 30, 1997, compared to $0.3 million and $2,000, respectively, for the same period of 1996. The number of marine containers owned by the Partnership declined over the past twelve months due to sales and dispositions. In addition, the marine container fleet experienced lower utilization, resulting in a decrease in marine container contribution.

Aircraft: Aircraft lease revenues and direct expenses were $0.1 million and $2,000, respectively, for the quarter ended June 30, 1997, compared to $0.2 million and a $0.1 million, respectively, for the same period of 1996. Aircraft contribution increased in the second quarter of 1997 due to lower repair and maintenance expenses for the quarter ended June 30, 1997, compared to the same period of 1996.

(B)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $1.0 million for the quarter ended June 30, 1997 decreased from $1.9 million for the same period of 1996. The variances are explained as follows:

(1) A $0.3 million decrease in depreciation and amortization expenses from 1996 levels reflected the sale of certain assets during 1997 and 1996.

(2) A $0.3 million decrease in interest expense was due to repayment of the Partnership's entire outstanding debt balance during 1996.

(3) A $0.3 million decrease in management fees to affiliate was due to a decrease in the Partnership's operating cash flows. Management fees are based on the greater of (i) 10% of cash flows or (ii) 1/12 of 1/2% of the net book value of the equipment portfolio, subject to reduction in certain events, as described in the Limited Partnership Agreement.

(C)  Net Gain on Disposition of Owned Equipment

The net gain on disposition of owned equipment for the second quarter of 1997 totaled $0.2 million, and resulted from the sale of marine containers and trailers with an aggregate net book value of $0.4 million, for aggregate proceeds of $0.6 million. For the second quarter of 1996, gain on sales totaled $1.6 million, which resulted mainly from the sale or disposition of railcars, trailers, marine containers, and an aircraft engine, with an aggregate net book value of $1.9 million, for aggregate proceeds of $3.5 million.

(D)  Equity in Net (Loss) Income of Unconsolidated Special-Purpose Entities

Equity  in  net  (loss)  income  of  unconsolidated   special-purpose   entities
represents net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method (in thousands).

                                                                            For the Three Months
                                                                               Ended June 30,
                                                                            1997             1996

   Aircraft and aircraft engines                                         $   (913 )        $   405
   Marine vessels                                                              95               13
   Mobile offshore drilling unit                                                -               17

Aircraft and aircraft engines: The Partnership's share of aircraft revenues and expenses was $0.1 million and $1.1 million, respectively, for the quarter ended June 30, 1997, compared to $0.7 million and $0.3 million, respectively, for the same period of 1996. As of June 30, 1997, the Partnership owned a 50% investment in a commercial aircraft and a 12% interest in another commercial aircraft. The Partnership liquidated its 70% and 50% investments in commuter aircraft and its 50% investment in an aircraft engine during 1996 as a result of the General Partner's sale of the assets. The loss of $0.9 million for the quarter ended June 30, 1997 related to the Partnership's 50% investment in a commercial aircraft. This aircraft was off lease during the second quarter of 1997. The commercial aircraft in which the Partnership has a 12% investment operated at essentially break-even during the first quarter of 1997.

Marine vessel: The Partnership's share of marine vessel revenues and expenses was $0.6 million and $0.5 million, respectively, for the quarter ended June 30, 1997, compared to $0.5 million and $0.5 million, respectively, for the same period of 1996. As of June 30, 1997 and 1996, the Partnership owned a 50% investment in a marine vessel. The increase in contribution in the second quarter of 1997 resulted from higher lease rates earned during the second quarter of 1997, compared to the same period of 1996.

Mobile offshore drilling unit: There were no mobile offshore drilling unit lease revenues or direct expenses for the second quarter of 1997, compared to $0.4 million and $0.4 million, respectively, for the second quarter of 1996. The Partnership liquidated its 55% investment in a mobile offshore drilling unit during July 1996 as a result of the General Partner's sale of the asset.

(E)  Net Income

As a result of the foregoing, the Partnership's net income of $0.2 million for the second quarter of 1997 decreased from net income of $2.0 million during the same period of 1996. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the second quarter of 1997 is not necessarily indicative of future periods. In the second quarter of 1997, the Partnership distributed $1.6 million to the unitholders, or $0.27 per weighted-average depositary unit.

Comparison of the Partnership's Operating Results for the Six Months Ended June 30, 1997 and 1996

(A)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repair and maintenance, marine equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the six months ended June 30, 1997, compared to the same period of 1996. The following table presents lease revenues less direct expenses by owned equipment type (in thousands):


                                                                             For the Six Months
                                                                               Ended June 30,
                                                                            1997             1996

   Rail equipment                                                        $  2,362          $ 2,571
   Trailers                                                                   577              651
   Marine containers                                                          389              687
   Aircraft and aircraft engines                                              215              229
   Marine vessels                                                               -              144


Rail equipment: Rail equipment lease revenues and direct expenses were $3.0 million and $0.7 million, respectively, for the six months ended June 30, 1997, compared to $3.4 million and $0.7 million, respectively, during the same period of 1996. Although the railcar fleet remained relatively the same size for both periods, the decrease in railcar contribution resulted from lower revenue due to lower lease rates for the six months ended June 30, 1997, compared to the same period of 1996.

Trailers: Trailer lease revenues and direct expenses were $0.8 million and $0.2 million, respectively, for the six months ended June 30, 1997, compared to $0.9 million and $0.3 million, respectively, during the same period of 1996.

Marine containers: Marine container lease revenues and direct expenses were $0.4 million and $3,000, respectively, for the six months ended June 30, 1997, compared to $0.7 million and $5,000, respectively, during the same period of 1996. The number of marine containers owned by the Partnership declined over the past twelve months due to sales and dispositions. In addition, the marine container fleet experienced lower utilization, resulting in a decrease in marine container contribution.

Aircraft: Aircraft lease revenues and direct expenses were $0.2 million and $4,000, respectively, for the six months ended June 30, 1997, compared to $0.2 million and $15,000, respectively, during the same period of 1996.

Marine vessels: Marine vessel lease revenues and direct expenses were $0.1 million and a credit of $18,000, respectively, for the six months ended June 30, 1996. The decrease was due to the sale of all offshore supply vessels during 1996.

(B)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $2.2 million for the six months ended June 30, 1997 decreased from $3.7 million forthe same period in 1996. The variances are explained as follows:

(1) A $0.7 million decrease in depreciation and amortization expenses from 1996 levels reflected the sale of certain assets during 1997 and 1996.

(2) A $0.7 million decrease in interest expense was due to repayment of the Partnership's entire outstanding debt balance during 1996.

(3) A $0.3 million decrease in management fees to affiliate was due to a decrease in the Partnership's operating cash flows. Management fees are based on the greater of (i) 10% of cash flows or (ii) 1/12 of 1/2% of the net book value of the equipment portfolio, subject to reductions in certain events, as described in the Limited Partnership Agreement.

(4) A 0.2 million increase in bad debt expense primarily reflected the Partnership's evaluation of collectibility of certain receivable balances.

(C)  Net Gain on Disposition of Owned Equipment

Net gain on disposition of equipment for the six months ended June 30, 1997 totaled $0.3 million, and resulted from the sale of marine containers and trailers with a net book value of $0.4 million, for proceeds of $0.7 million. For the six months ended June 30, 1996, the gain on sales totaled $12.9 million, which resulted mainly from the sale of offshore supply vessels with a net book value of $2.3 million, for proceeds of $13.4 million, and the sale or disposal of marine containers, trailers, railcars, and an aircraft engine with an aggregate net book value of $2.1 million, for aggregate proceeds of $3.9 million.

(D)  Equity in Net (Loss) Income of Unconsolidated Special-Purpose Entities

Equity  in  net  (loss)  income  of  unconsolidated   special-purpose   entities
represents net (loss) income generated from the operation of jointly-owned assets accounted for under the equity method (in thousands).

                                                                             For the Six Months
                                                                               Ended June 30,
                                                                            1997              1996

   Aircraft and aircraft engines                                         $  (1,028 )        $   (41 )
   Marine vessels                                                              184             (117 )
   Mobile offshore drilling unit                                                 -                8

Aircraft and aircraft engines: The Partnership's share of aircraft revenues and expenses was $0.3 million and $1.3 million, respectively, for the six months ended June 30, 1997, compared to $1.1 million and $1.1 million, respectively, during the same period of 1996. As of June 30, 1997, the Partnership owned a 50% investment in a commercial aircraft and a 12% interest in another commercial aircraft. The Partnership liquidated its 70% and 50% investments in commuter aircraft and its 50% investment in an aircraft engine during 1996 as a result of the General Partner's sale of the assets. The loss of $1.0 million for the six months ended June 30, 1997 related to the Partnership's 50% investment in a commercial aircraft. This aircraft was off lease during the first six months of 1997. The commercial aircraft in which the Partnership has a 12% investment operated at essentially break-even during the first six months of 1997.

Marine vessel: The Partnership's share of marine vessel revenues and expenses was $1.2 million and $1.0 million, respectively, for the six months ended June 30, 1997, compared to $1.0 million and $1.1 million, respectively, during the same period of 1996. During 1997 and 1996, the Partnership owned a 50% investment in a marine vessel that earned higher lease rates during the six months ended June 30, 1997, compared to the same period of 1996.

Mobile offshore drilling unit: There were no mobile offshore drilling unit lease revenues or direct expenses during the six months ended June 30, 1997, compared to $0.7 million and $0.7 million, respectively, during the same period of 1996, since the Partnership liquidated its 55% investment in the mobile offshore drilling unit during July 1996 as a result of the General Partner's sale of the asset.

(E)  Net Income

As a result of the foregoing, the Partnership's net income of $1.0 million for the six months ended June 30, 1997 decreased from net income of $13.4 million during the same period in 1996. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the first six months of 1997 is not necessarily indicative of future periods. During the six months ended June 30, 1997, the Partnership distributed $3.2 million to the unitholders, or $0.55 per weighted-average depositary unit.

(II) FINANCIAL CONDITION -- CAPITAL RESOURCES, LIQUIDITY, AND DISTRIBUTIONS

The General Partner purchased the Partnership's initial equipment portfolio with capital raised from its initial equity offering and permanent debt financing. No further capital contributions from original partners are permitted under the terms of the Limited Partnership Agreement. The Partnership currently has no debt obligations. The Partnership relies on operating cash flows to meet its operating obligations, maintain working capital reserves, and make cash distributions to the limited partners.

For the six months ended June 30, 1997, the Partnership generated $3.0 million in operating cash (net cash provided by operating activities, plus distributions from unconsolidated special-purpose entities) to meet its operating obligations and maintain the current level of distributions (total for six months ended June 30, 1997 of approximately $3.2 million) to the partners, but used undistributed available cash from prior periods of approximately $0.2 million. During the six months ended June 30, 1997, the General Partner sold equipment on behalf of the Partnership and realized proceeds of approximately $0.7 million.

The General Partner has not planned any expenditures, nor is it aware of any contingencies that would cause the Partnership to require any additional capital to that mentioned above.

During the first quarter of 1996, the cash distribution rate was reduced to more closely reflect current and expected net cash flows from operations. Continued weak market conditions in certain equipment sectors and equipment sales have reduced overall lease revenues in the Partnership. In addition, with the onset of the equipment liquidation phase of the Partnership in 1997, the size of the Partnership's remaining equipment portfolio and, in turn, the amount of net cash flows from operations, will continue to become progressively smaller as assets are sold. Although operating distribution levels will be reduced, significant asset sales may result in potential special distributions to unitholders.

(III) OUTLOOK FOR THE FUTURE

Since the Partnership is approaching its orderly liquidation phase (beginning in
1998), the General Partner will be seeking to selectively re-lease or sell assets as the existing leases expire. Sale decisions will cause the operating performance of the Partnership to decline over the remainder of its life. The General Partner anticipates that the liquidation of Partnership assets will be completed by the scheduled termination of the Partnership at the end of 1999. Throughout the remaining life of the Partnership, the Partnership may periodically be making special distributions to the partners as asset sales are completed.

(IV) FORWARD-LOOKING INFORMATION

Except for historical information contained herein, the discussion in this Form 10-Q contains forward-looking statements that involve risks and uncertainties, such as statements of the Partnership's plans, objectives, expectations, and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. The Partnership's actual results could differ materially from those discussed here.

                          PART II -- OTHER INFORMATION



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              Second amendment to the second amended and restated Limited Partnership Agreement.

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



                                         PLM EQUIPMENT GROWTH FUND

                                          By:      PLM Financial Services, Inc.
                                                   General Partner




      Date:  August 7, 1997               By:      /s/ Richard Brock
                                                  -----------------
                                                   Richard Brock
                                                   Vice President and
                                                   Corporate Controller