Form 10-Q
period 1997-09-30
PLM EQUIPMENT GROWTH FUND
filed 1997-10-31
CIK 788813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarter ended September 30, 1997

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
                                 BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)


                                                                                 September 30,            December 31,
                                                                                      1997                    1996
                                                                               ------------------------------------------
Assets:

Equipment held for operating lease, at cost                                     $        35,373          $      45,118
  Less accumulated depreciation                                                         (26,545 )              (33,919 )
                                                                                ------------------------------------------
    Net equipment                                                                         8,828                 11,199

Cash and cash equivalents                                                                 4,132                  1,864
Restricted cash                                                                              60                     60
Investments in unconsolidated special-purpose entities                                    5,025                  6,553
Accounts receivable, net of allowance for doubtful accounts
      of $943 in 1997 and $139 in 1996                                                    1,503                  1,039
Prepaid expenses and other assets                                                             2                     34
                                                                                ------------------------------------------

Total assets                                                                    $        19,550          $      20,749
                                                                                ==========================================

Liabilities and partners' capital:

Liabilities:
Accounts payable and accrued expenses                                           $           734          $         457
Due to affiliates                                                                           475                    121
Lessee deposits and reserve for repairs                                                     163                    753
                                                                                ------------------------------------------
    Total liabilities                                                                     1,372                  1,331
                                                                                ------------------------------------------

Partners' capital (deficit):
Limited partners (5,785,350 depositary units
      as of September 30, 1997 and December 31, 1996)                                    18,401                 19,641
General Partner                                                                            (223 )                 (223 )
                                                                                ------------------------------------------
    Total partners' capital                                                              18,178                 19,418
                                                                                ------------------------------------------

Total liabilities and partners' capital                                         $        19,550          $      20,749
                                                                                ==========================================




















                       See accompanying notes to financial
                                  statements.

                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)
                              STATEMENTS OF INCOME
         (in thousands of dollars, except weighted-average unit amounts)


                                                                        For the Three Months                For the Nine Months
                                                                        Ended September 30,                 Ended September 30,
                                                                        1997           1996                1997           1996
                                                                     -------------------------------------------------------------
           Revenues:

           Lease revenue                                             $  2,385      $ 2,279            $   6,818       $  7,662
           Interest and other income                                       38          145                  127            235
           Net gain on disposition of equipment                         1,863          271                2,188         13,164
                                                                     ------------------------------------------------------------
               Total revenues                                           4,286        2,695                9,133         21,061
                                                                     ------------------------------------------------------------

           Expenses:

           Depreciation and amortization                                  561          661                1,741          2,511
           Repairs and maintenance                                        597          562                1,469          1,620
           Interest expense                                                 -          246                    -            909
           Insurance expense                                               13           15                   41             58
           Management fees to affiliate                                    96          196                  360            713
           General and administrative expenses to affiliates              162          148                  434            555
           Other general and administrative expenses                      128          126                  388            397
           Provision for bad debt                                         296           41                  471             27
                                                                     ------------------------------------------------------------
                                                                     ------------------------------------------------------------
               Total expenses                                           1,853        1,995                4,904          6,790
                                                                     ------------------------------------------------------------

           Equity in net income (loss) of unconsolidated
                 special-purpose entities                                 178        9,016                 (665 )        8,866
                                                                     ------------------------------------------------------------

           Net income                                                $  2,611      $ 9,716            $   3,564       $ 23,137
                                                                     ============================================================

           Partners' share of net income:

           Limited partners                                          $  2,595      $ 9,620            $   3,516       $ 22,907
           General Partner                                                 16           96                   48            230
                                                                     ------------------------------------------------------------

           Total                                                     $  2,611      $ 9,716            $   3,564       $ 23,137
                                                                     ============================================================

           Net income per weighted-average depositary unit
                 (5,785,350 units as of September 30, 1997
                  and 1996)                                          $   0.45      $  1.66            $    0.61       $   3.96
                                                                     ============================================================

           Cash distributions                                        $  1,601      $ 1,690            $   4,804       $  6,753
                                                                     ============================================================
           Cash distributions per weighted-average
                 depositary unit                                     $   0.27      $  0.29            $    0.82       $   1.15
                                                                     ============================================================

           Special distributions                                     $      -      $ 5,844            $       -       $ 10,242
                                                                     ============================================================
           Special distributions per weighted-average
                 depositary unit                                     $      -      $  1.00            $       -       $   1.75
                                                                     ============================================================

           Total distributions per weighted-average
                 depositary unit                                     $   0.27      $  1.29            $    0.82       $   2.90
                                                                     ============================================================




                                 See accompanying notes to financial statements.

                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              From the period ended December 31, 1995 to September
                                    30, 1997
                            (in thousands of dollars)



                                                                  Limited             General
                                                                 Partners             Partner              Total
                                                               ------------------------------------------------------

   Partners' capital (deficit) as of December 31, 1995          $   14,609           $   (275 )          $  14,334

   Net income                                                       23,609                238               23,847

   Repurchase of depositary units                                     (163 )                -                 (163 )

   Cash distributions                                               (8,274 )              (84 )             (8,358 )

   Special distributions                                           (10,140 )             (102 )            (10,242 )
                                                                ------------------------------------------------------

   Partners' capital (deficit) as of December 31, 1996              19,641               (223 )             19,418

   Net income                                                        3,516                 48                3,564

   Cash distributions                                               (4,756 )              (48 )             (4,804 )
                                                                ------------------------------------------------------

   Partners' capital (deficit) as of September 30, 1997         $   18,401           $   (223 )          $  18,178
                                                                ======================================================















                 See accompanying notes to financial statements.

                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)

                                                                                For the Nine Months
                                                                                Ended September 30,
                                                                            1997                   1996
                                                                         ----------------------------------

     Operating activities:

     Net income                                                            $    3,564           $   23,137
     Adjustments to reconcile net income to net cash provided
           by operating activities:
       Net gain on disposition of equipment                                    (2,188 )            (13,164 )
       Depreciation and amortization                                            1,741                2,511
       Equity in net loss (income) from unconsolidated special-
           purpose entities                                                       665               (8,866 )
       Changes in operating assets and liabilities:
         Restricted cash                                                            -                  137
         Accounts receivable, net                                                (301 )                547
         Prepaid expenses and other assets                                         32                  (18 )
         Accounts payable and accrued expenses                                    277                 (368 )
         Due to affiliates                                                        354                   26
         Lessee deposits and reserve for repairs                                 (590 )               (105 )
                                                                           ----------------------------------
             Net cash provided by operating activities                          3,554                3,837
                                                                           ----------------------------------

     Investing activities:

     Payments for capital improvements                                            (58 )                (59 )
     Distributions from unconsolidated special-purpose entities                   863               18,709
     Proceeds from disposition of equipment                                     2,713               17,535
                                                                           ----------------------------------
         Net cash provided by investing activities                              3,518               36,185
                                                                           ----------------------------------

     Financing activities:

     Principal repayment under note payable                                         -              (21,000 )
     Decrease in restricted cash                                                    -                   85
     Cash distributions paid to limited partners                               (4,756 )             (6,686 )
     Cash distributions paid to General Partner                                   (48 )                (67 )
     Special distributions paid to limited partners                                 -              (10,140 )
     Special distributions paid to General Partner                                  -                 (102 )
     Repurchase of depositary units                                                 -                 (163 )
                                                                           ----------------------------------
         Net cash used in financing activities                                 (4,804 )            (38,073 )
                                                                           ----------------------------------

     Net increase in cash and cash equivalents                                  2,268                1,949

     Cash and cash equivalents at beginning of period                           1,864                1,474
                                                                           ----------------------------------

     Cash and cash equivalents at end of period                            $    4,132           $    3,423
                                                                           ==================================

     Supplemental information:

     Interest paid                                                         $        -           $      922
                                                                           ==================================

     Supplemental disclosure of noncash investing and financing activities:
       Sales proceeds included in accounts receivable                      $      168           $       --
                                                                           ==================================


                       See accompanying notes to financial
                                  statements.

                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1997


1.   Opinion of Management

     In the opinion of the management of PLM Financial Services, Inc. (the General Partner), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the PLM Equipment Growth Fund's (the Partnership's) financial position as of September 30, 1997 and December 31, 1996, the statements of income for the three and nine months ended September 30, 1997 and 1996, the statements of changes in partners' capital from the period ended December 31, 1995 to September 30, 1997, and the statements of cash flows for the nine months ended September 30, 1997 and 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996, on file at the Securities and Exchange Commission.

2.   Reclassifications

     Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation.

3.   Cash Distributions

     Distributions are recorded when paid. Operating cash distributions were $4.8 million and $6.8 million for the nine months ended September 30, 1997 and 1996, respectively. In addition, $10.2 million in special distributions were paid to the partners during the nine months ended September 30, 1996. This special distribution resulted from the disposition of partnership equipment. No special distribution was paid during the nine months ended September 30, 1997. Cash distributions to limited partners in excess of net income are considered to represent a return of capital. During the nine months ended September 30, 1997, cash distributions to unitholders of $1.2 million were deemed to be a return of capital. Cash distributions related to the results from the third quarter of 1997 of $1.6 million, are payable during November 1997.

4.   Investments in Unconsolidated Special-Purpose Entities

     The net investments in unconsolidated special-purpose entities (USPEs) include the following jointly-owned equipment (and related assets and liabilities) (in thousands):

                                                                    September 30,        December 31,
     % Ownership        Equipment                                        1997                1996
    -----------------------------------------------------------------------------------------------------
         12%            Boeing 767-200 ER                        $       2,746          $       2,774
         50%            Product Tanker                                   1,598                  2,090
         50%            Boeing 737-200                                     681                  1,689
                                                                 -----------------------------------------
                          Net investments                        $       5,025          $       6,553
                                                                 =========================================


     The Boeing 737-200 aircraft was off lease as of September 30, 1997 and December 31, 1996.

                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1997


5.   Equipment

     The components of owned equipment are as follows (in thousands):

                                                                           September 30,           December 31,
                                                                               1997                    1996
                                                                         -----------------------------------------
   Railcar equipment                                                        $      21,941           $    21,909
   Trailers                                                                         7,859                 9,445
   Marine containers                                                                5,573                 7,465
   Aircraft and aircraft engines                                                        -                 6,299
                                                                          ----------------------------------------
                                                                                   35,373                45,118
   Less accumulated depreciation                                                  (26,545 )             (33,919 )
                                                                          ========================================
     Net equipment                                                          $       8,828           $    11,199
                                                                          ========================================


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

     As of September 30, 1997, all equipment in the Partnership's owned equipment portfolio was on lease or operating in PLM-affiliated short-term trailer rental facilities, except for 25 marine containers and 2 railcars with a net book value of $12,000.

     In the third quarter of 1994, the Partnership ended its reinvestment phase in accordance with the Limited Partnership Agreement; therefore, no equipment was purchased during the nine months ended September 30, 1997 and 1996. Capital improvements to the Partnership's existing equipment of $0.1 million were made during the nine months ended September 30, 1997 and September 30, 1996.

     During the nine months ended September 30, 1997, the Partnership sold or disposed of marine containers, trailers, and an aircraft with an aggregate net book value of $0.7 million for $2.9 million. During the nine months ended September 30, 1996, the Partnership sold or disposed of offshore supply vessels, marine containers, trailers, railcars, and an aircraft engine with an aggregate net book value of $4.5 million for proceeds of $17.7 million.

6.   Transactions with General Partner and Affiliates

     Partnership management fees payable to an affiliate of the General Partner were $0.1 million as of September 30, 1997 and December 31, 1996. The Partnership's proportional share of USPE-affiliated management fees, of $20,000 and $36,000, were payable as of September 30, 1997 and December 31, 1996, respectively.

                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1997


6.   Transactions with General Partner and Affiliates (continued)

     The Partnership's proportional share of the affiliated expenses incurred by the USPEs during 1997 and 1996 is listed in the following table (in thousands):

                                                   For the Three Months            For the Nine Months
                                                    Ended September 30,            Ended September 30,
                                                     1997         1996            1997            1996
                                                 ----------------------------------------------------------

   Insurance expense                              $    32        $    37       $    131        $    120
   Management fees                                     28             63            166             149
   Data processing and administrative
      expenses                                         10             24             30              41


    Transportation Equipment Indemnity Company, Ltd. (TEI) provides marine insurance coverage for Partnership equipment and other insurance brokerage services. TEI is an affiliate of the General Partner.












                      (this space intentionally left blank)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


(I)  RESULTS OF OPERATIONS

 Comparison of the Partnership's Operating Results for the Three Months Ended September 30, 1997 and 1996

(A)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repair and maintenance, marine equipment operating, and asset-specific insurance expenses) on owned equipment increased during the quarter ended September 30, 1997, compared to the same period of 1996. The following table presents lease revenues less direct expenses by owned equipment type (in thousands):

                                                                            For the Three Months
                                                                             Ended September 30,
                                                                            1997             1996
                                                                         ----------------------------
   Rail equipment                                                        $  1,172       $    1,095
   Trailers                                                                   302              295
   Marine containers                                                          271              195
   Aircraft                                                                    35              122


Rail equipment: Rail equipment lease revenues and direct expenses were $1.6 million and $0.4 million, respectively, for the quarter ended September 30, 1997, compared to $1.5 million and $0.4 million, respectively, for the same period of 1996. The increase in railcar contribution was due to higher average lease rates, resulting in higher revenues in the third quarter of 1997, compared to the same period of 1996.

Trailers: Trailer lease revenues and direct expenses were $0.4 million and $0.1 million, respectively, for the quarter ended September 30, 1997, compared to $0.4 million and $0.1 million, respectively, for the same period of 1996.

Marine containers: Marine container lease revenues and direct expenses were $0.3 million and $1,000, respectively, for the quarter ended September 30, 1997, compared to $0.2 million and $2,000, respectively, for the same period of 1996. The increase in marine container contribution was due to higher revenues in the third quarter of 1997, compared to the same period of 1996.

Aircraft: Aircraft lease revenues and direct expenses were $36,000 and $1,000, respectively, for the quarter ended September 30, 1997, compared to $0.1 million and a $2,000, respectively, for the same period of 1996. Aircraft contribution decreased in the third quarter of 1997 due to the disposition of an aircraft during the third quarter of 1997.

(B)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $1.2 million for the quarter ended September 30, 1997 decreased from $1.4 million for the same period of 1996. The variances are explained as follows:

(1) A $0.1 million decrease in depreciation and amortization expenses from 1996 levels reflected the sale of certain assets during 1997 and 1996.

(2) A $0.3 million decrease in interest expense was due to repayment of the Partnership's entire outstanding debt balance during 1996.

(3) A $0.1 million decrease in management fees to affiliate was due to a decrease in the Partnership's operating cash flows. Management fees are based on the greater of (i) 10% of cash flows or (ii) 1/12 of 1/2% of the net book value of the equipment portfolio, subject to reduction in certain events, as described in the Limited Partnership Agreement.

(4) A 0.3 million increase in bad debt expense primarily reflected the Partnership's evaluation of collectibility of certain receivable balances.

(C)  Net Gain on Disposition of Owned Equipment

The net gain on disposition of owned equipment for the third quarter of 1997 totaled $1.9 million, and resulted from the sale of marine containers, trailers, and an aircraft with an aggregate net book value of $2.1 million, for aggregate proceeds of $0.2 million. Net gain on disposition of equipment for the third quarter of 1996 totaled $0.3 million, which resulted mainly from the sale or disposition of railcars, trailers, and marine containers with an aggregate net book value of $0.1 million, for aggregate proceeds of $0.4 million.

(D)   Interest and Other Income

Interest and other income decreased $0.1 million for the quarter ended September 30, 1997, when compared to the same period of 1996, due primarily to lower cash balances available for investment.

(E)  Equity in Net Income of Unconsolidated Special-Purpose Entities

Equity in net income of unconsolidated special-purpose entities represents net income generated from the operation of jointly-owned assets accounted for under the equity method (in thousands).

                                                                            For the Three Months
                                                                             Ended September 30,
                                                                            1997             1996
                                                                         ----------------------------
   Marine vessel                                                         $    169        $     152
   Aircraft and aircraft engines                                                9              821
   Mobile offshore drilling unit                                                -            8,043


Marine vessel: The Partnership's share of marine vessel revenues and expenses was $0.7 million and $0.5 million, respectively, for the quarter ended September 30, 1997, compared to $0.6 million and $0.4 million, respectively, for the same period of 1996. As of September 30, 1997 and 1996, the Partnership owned a 50% investment in a marine vessel that earned higher lease rates during the third quarter of 1997, compared to the same period of 1996.

Aircraft and aircraft engines: The Partnership's share of aircraft revenues and expenses was $0.3 million and $0.3 million, respectively, for the quarter ended September 30, 1997, compared to $1.1 million and $0.3 million, respectively, for the same period of 1996. As of September 30, 1997, the Partnership owned a 50% investment in a commercial aircraft and a 12% interest in another commercial aircraft. The Partnership's share of the net contribution decreased the Partnership liquidated its 70% and 50% investments in commuter aircraft and its 50% investment in an aircraft engine during 1996 as a result of the General Partner's sale of the assets. The Partnership also liquidated its 50% investment in an entity which owned an aircraft engine in the third quarter of 1997 at a gain of $0.2 million.

Mobile offshore drilling unit: There were no mobile offshore drilling unit lease revenues or direct expenses for the third quarter of 1997, compared to $8.1 million and $22,000, respectively, for the third quarter of 1996. The
Partnership liquidated its 55% investment in a mobile offshore drilling unit during July 1996 as a result of the General Partner's sale of the asset.

(F)  Net Income

As a result of the foregoing, the Partnership's net income of $2.6 million for the third quarter of 1997 decreased from net income of $9.7 million during the same period of 1996. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the third quarter of 1997 is not necessarily indicative of future periods. In the third quarter of 1997, the Partnership distributed $1.6 million to the unitholders, or $0.27 per weighted-average depositary unit.

 Comparison of the Partnership's Operating Results for the Nine Months Ended September 30, 1997 and 1996

(A)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repair and maintenance, marine equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the nine months ended September 30, 1997, compared to the same period of 1996. The following table presents lease revenues less direct expenses by owned equipment type (in thousands):


                                                                             For the Nine Months
                                                                             Ended September 30,
                                                                            1997             1996
                                                                         ----------------------------
   Rail equipment                                                        $  3,533        $   3,666
   Trailers                                                                   879              962
   Marine containers                                                          659              882
   Aircraft and aircraft engines                                              250              352
   Marine vessels                                                               -              143


Rail equipment: Rail equipment lease revenues and direct expenses were $4.6 million and $1.1 million, respectively, for the nine months ended September 30, 1997, compared to $4.9 million and $1.2 million, respectively, during the same period of 1996. During 1996, the Partnership sold 15 railcars and 20 locomotives, resulting in lower revenue for the nine months ended September 30, 1997, compared to the same period of 1996.

Trailers: Trailer lease revenues and direct expenses were $1.3 million and $0.4 million, respectively, for the nine months ended September 30, 1997, compared to $1.4 million and $0.4 million, respectively, during the same period of 1996. The decrease in trailer contribution was due to the disposition of trailers.

Marine containers: Marine container lease revenues and direct expenses were $0.7 million and $4,000, respectively, for the nine months ended September 30, 1997, compared to $0.9 million and $6,000, respectively, during the same period of 1996. The number of marine containers owned by the Partnership declined over the past twelve months due to sales and dispositions. The result of this declining fleet has been a decrease in marine container contribution.

Aircraft and aircraft engines: Aircraft lease revenues and direct expenses were $0.3 million and $5,000, respectively, for the nine months ended September 30, 1997, compared to $0.4 million and $17,000, respectively, during the same period of 1996. Aircraft contribution decreased in the nine months ended September 30, 1997 due to the disposition of an aircraft engine during the second quarter of 1996 and an aircraft during the third quarter of 1997.

Marine vessels: Marine vessel lease revenues and direct expenses were $0.1 million and a credit of $4,000, respectively, for the nine months ended September 30, 1996. The decrease in marine vessel contribution was due to the sale of all offshore supply vessels during 1996.

(B)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $3.4 million for the nine months ended September 30, 1997 decreased from $5.1 million for the same period in 1996. The variances are explained as follows:

(1) A $0.8 million decrease in depreciation and amortization expenses from 1996 levels reflected the sale of certain assets during 1997 and 1996.

(2) A $0.9 million decrease in interest expense was due to repayment of the Partnership's entire outstanding debt balance during 1996.

(3) A $0.4 million decrease in management fees to affiliate was due to a decrease in the Partnership's operating cash flows. Management fees are based on the greater of (i) 10% of cash flows or (ii) 1/12 of 1/2% of the net book value of the equipment portfolio, subject to reductions in certain events, as described in the Limited Partnership Agreement.

(4) A 0.4 million increase in bad debt expense primarily reflected the Partnership's evaluation of collectibility of certain receivable balances.

(C)  Net Gain on Disposition of Owned Equipment

Net gain on disposition of equipment for the nine months ended September 30, 1997 totaled $2.2 million, and resulted from the sale of marine containers, trailers, and an aircraft with a net book value of $0.7 million, for proceeds of $2.9 million. Net gain on disposition of equipment for the nine months ended September 30, 1996 totaled $13.2 million, and resulted mainly from the sale of offshore supply vessels with a net book value of $2.3 million, for proceeds of $13.4 million. The remaining gain resulted from the sale or disposal of marine containers, trailers, railcars, and an aircraft engine, with an aggregate net book value of $2.2 million, for aggregate proceeds of $4.3 million.

(D)   Interest and Other Income

Interest and other income decreased $0.1 million for the nine months ended September 30, 1997, when compared to the same period of 1996, due primarily to lower cash balances available for investment.

(E)  Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Equity  in  net  income  (loss)  of  unconsolidated   special-purpose   entities
represents net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method (in thousands):

                                                                             For the Nine Months
                                                                             Ended September 30,
                                                                            1997              1996
                                                                         -----------------------------
   Marine vessel                                                         $     354          $    35
   Aircraft and aircraft engines                                            (1,019 )            779
   Mobile offshore drilling unit                                                 -            8,052


Marine vessel: The Partnership's share of marine vessel revenues and expenses was $1.9 million and $1.5 million, respectively, for the nine months ended September 30, 1997, compared to $1.6 million and $1.6 million, respectively, during the same period of 1996. During 1997 and 1996, the Partnership owned a 50% investment in a marine vessel that earned higher lease rates during the nine months ended September 30, 1997, compared to the same period of 1996.

Aircraft and aircraft engines: The Partnership's share of aircraft revenues and expenses was $0.6 million and $1.6 million, respectively, for the nine months ended September 30, 1997, compared to $2.3 million and $1.5 million, respectively, during the same period of 1996. As of September 30, 1997, the Partnership owned a 50% investment in a commercial aircraft and a 12% interest in another commercial aircraft. The Partnership liquidated its 70% and 50% investments in commuter aircraft and its 50% investment in an aircraft engine during 1996 as a result of the General Partner's sale of the assets. The Partnership liquidated its 50% investment in an entity which owned an aircraft engine in the third quarter of 1997 at a gain of $0.2 million. The loss of $1.0 million for the nine months ended September 30, 1997 related to the Partnership's 50% investment in a commercial aircraft. This aircraft was off lease during the first nine months of 1997 and it had been on lease for the first six months ended September 30, 1996. The commercial aircraft in which the Partnership has a 12% investment operated at essentially break-even during the first nine months of 1997.

Mobile offshore drilling unit: There were no mobile offshore drilling unit lease revenues or direct expenses during the nine months ended September 30, 1997, compared to $8.8 million and $0.7 million, respectively, during the same period of 1996. The Partnership liquidated its 55% investment in the mobile offshore drilling unit during July 1996 as a result of the sale of the asset.

(F)  Net Income

As a result of the foregoing, the Partnership's net income of $3.6 million for the nine months ended September 30, 1997 decreased from $23.1 million during the same period in 1996. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the first nine months of 1997 is not necessarily indicative of future periods. During the nine months ended September 30, 1997, the Partnership distributed $4.8 million to the unitholders, or $0.82 per weighted-average depositary unit.

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

For the nine months ended September 30, 1997, the Partnership generated $4.4 million in operating cash (net cash provided by operating activities, plus distributions from unconsolidated special-purpose entities) to meet its operating obligations and maintain the current level of distributions (total for nine months ended September 30, 1997 of approximately $4.8 million) to the partners, but used undistributed available cash from prior periods of approximately $0.4 million. During the nine months ended September 30, 1997, the General Partner sold equipment on behalf of the Partnership and realized proceeds of approximately $2.9 million.

During the nine months ended September 30, 1997, the Partnership sold or disposed of marine containers, trailers, and an aircraft with an aggregate net book value of $0.7 million for $2.9 million.

During the first quarter of 1996, the cash distribution rate was reduced to more closely reflect current and expected net cash flows from operations. Continued weak market conditions in certain equipment sectors and equipment sales have reduced overall lease revenues in the Partnership. In addition, with the onset of the equipment liquidation phase of the Partnership beginning in 1998, the size of the Partnership's remaining equipment portfolio and, in turn, the amount of net cash flows from operations, will continue to become progressively smaller as assets are sold. Although operating distribution levels will be reduced, significant asset sales may result in potential special distributions to unitholders.

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



                                            PLM EQUIPMENT GROWTH FUND

                                           By:      PLM Financial Services, Inc.
                                                    General Partner




      Date:  October 31, 1997              By:      /s/ Richard Brock
                                                    -----------------
                                                    Richard Brock
                                                    Vice President and
                                                    Corporate Controller