Form 10-K
period 1997-12-31
PLM EQUIPMENT GROWTH FUND
filed 1998-03-24
CIK 788813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------
                                   FORM 10-K


         [X]      Annual  Report   Pursuant  to  Section  13  or  15(d)  of  the
                  Securities Exchange Act of 1934 For the fiscal year ended December 31, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting stock:  N/A.

Indicate the number of units outstanding of each of the issuer's classes of depositary units as of the latest practicable date:

                  Class                         Outstanding at March 20, 1998
                  -----                         -----------------------------
     Limited Partnership Depositary Units:           5,785,350
     General Partnership Units:                              1

An index of exhibits filed with this Form 10-K is located on page 41. Total number of pages in this report: 44
                                                         .

                                     PART I

ITEM 1.  BUSINESS

(A)      Background

On January 28, 1986, PLM Financial Services, Inc. (FSI or the General Partner), a wholly-owned subsidiary of PLM International, Inc. (PLM or PLM International), filed a Registration Statement on Form S-1 with the Securities and Exchange Commission with respect to a proposed offering of 6,000,000 depositary units in PLM Equipment Growth Fund, a California limited partnership (the Partnership, the registrant, or EGF). The Partnership's offering became effective on May 20, 1986. FSI, as General Partner, owns a 1% interest in the Partnership. The Partnership was formed to engage in the business of owning and managing a diversified pool of used and new transportation-related equipment and certain other items of equipment. The Partnership's primary objectives are:

     (1) to maintain a diversified portfolio of low-obsolescence equipment with long lives and high residual values with the net proceeds of the initial Partnership offering, supplemented by debt financing if deemed appropriate by the General Partner. The General Partner sought to purchase a diversified pool of used transportation and related equipment which due to supply and demand being out of equilibrium, is priced below its inherent value. The General Partner places the equipment on lease or under other contractual agreements with creditworthy lessees and operators of equipment. A lessee's creditworthiness is determined by PLM's Credit Review Committee (the Committee) which is made up of members of PLM's senior management. In determining a lessee's creditworthiness, the Committee will consider, among other factors, its financial statements, internal and external credit ratings, and letters of credit);

     (2) to generate sufficient net operating cash flows from lease operations to meet liquidity requirements and to generate cash distributions to the limited partners until such time as the General Partner commences the orderly liquidation of the Partnership assets or unless the Partnership is terminated earlier upon sale of all Partnership property or by certain other events;

     (3) to selectively sell equipment when the General Partner believes that, due to market conditions, market prices for equipment exceed inherent equipment values or that expected future benefits from continual ownership of a particular asset will not equal or exceed other equipment investment opportunities. Proceeds from these sales, together with excess net operating cash flows from operations (net cash provided by operating activities plus distributions from unconsolidated special-purpose entities (USPEs)) are used for distributions to the partners;

     (4) to preserve and protect the value of the portfolio through quality management, maintaining diversity and constantly monitoring equipment markets.

The offering of Partnership units closed on May 19, 1987. On June 1, 1989, each unitholder received a depositary receipt representing ownership of the number of units owned by such unitholder. As of December 31, 1997, there were 5,785,350 depositary units outstanding. The General Partner contributed $100 for its 1% general partner interest in the Partnership. The General Partner delisted the Partnership's depositary units from the American Stock Exchange (AMEX) on April 8, 1996. The last day for trading on the AMEX was March 22, 1996.

Since the third quarter of 1994, the Partnership agreement has prohibited the General Partner from reinvesting cash flows and surplus funds in equipment. All future cash flows and surplus funds, if any, are to be used for distributions to Partners, except to the extent used to maintain reasonable reserves.

Table  1,  below,  lists  the  equipment  and the cost of the  equipment  in the
Partnership's   portfolio  and  the  cost  of  investments   in   unconsolidated
special-purpose entities, as of December 31, 1997 (in thousands of dollars):


                                    TABLE 1


 Units                      Type                                   Manufacturer              Cost
------------------------------------------------------------------------------------------------------


Equipment held for operating leases:


    880      Tank railcars                                       Various                    $      21,948
    257      Refrigerated marine containers                      Various                            3,443
      9      Dry storage trailers                                Various                               54
    222      Over-the-road dry trailers                          Various                            2,016
    155      Dry piggyback trailers                              Various                            2,169
    116      Over-the-road refrigerated trailers                 Various                            3,389
                                                                                          -----------------

               Total equipment                                                              $      33,019<F5>
                                                                                          =================


Investments in unconsolidated special-purpose entities:


   0.50      Product tanker                                      Kaldnes M/V                $      8,277<F1>
   0.50      737-200 Stage II commercial aircraft                Boeing                            8,084<F2>
   0.12      767-200ER Stage III commercial aircraft             Boeing                            4,905<F3>
   0.18      727-200 Stage III commercial aircraft               Boeing                            1,112<F4>

               Total investments                                                            $     22,378<F5>
                                                                                          =================

<F1> Jointly owned: EGF (50%) and one affiliated program.

<F2> Jointly owned: EGF (50%) and one affiliated program.

<F3> Jointly owned:  EGF (12%) and two affiliated programs.

<F4> Jointly owned:  EGF (18%) and two affiliated programs.


<F5> Includes  proceeds from capital  contributions,  operations and Partnership borrowings invested in equipment. Includes costs capitalized, subsequent to the date of acquisitions, and equipment acquisition fees paid to PLM Transportation Equipment Corporation, a wholly-owned subsidiary of FSI. All equipment was used equipment at the time of purchase.



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

As of December 31, 1997, 70% of the Partnership's trailer equipment is operated in rental yards owned and maintained by PLM Rental, Inc., the short-term trailer rental subsidiary of PLM International doing business as PLM Trailer Leasing. Revenues collected under short-term rental agreements with the rental yards' customers are credited to the owners of the related equipment as received. Direct expenses associated with the equipment are charged directly to the Partnership. An allocation of indirect expenses of the rental yard operations is charged to the Partnership monthly.

The lessees of the equipment include but are not limited to: Transamerica Leasing, Petro Canada, and SWR BRAZIL. As of December 31, 1997, all of the equipment was either operating in short-term rental facilities, was on lease, or was under other contractual agreements, except for 24 marine containers, 3 railcars, and the Partnership's 50% and 18% investments in commercial aircraft.

(B)      Management of Partnership Equipment

The Partnership has entered into an equipment management agreement with PLM Investment Management, Inc. (IMI), a wholly-owned subsidiary of FSI, for the management of the equipment until the Partnership terminates. IMI has agreed to perform all services necessary to manage the transportation equipment on behalf of the Partnership and to perform or contract for the performance of all obligations of the lessor under the Partnership's leases. In consideration for its services and pursuant to the partnership agreement, IMI is entitled to a monthly management fee (refer to Notes 1 and 2 to the financial statements). The Partnership's management agreement with IMI is to co-terminate with the dissolution of the Partnership, unless the Partners vote to terminate the agreement prior to that date or at the discretion of the General Partner.

(C)      Competition

(1)      Operating Leases versus Full Payout Leases

Generally, the equipment owned or invested in by the Partnership is leased out on an operating lease basis wherein the rents owed during the initial noncancelable term of the lease are insufficient to recover the Partnership's purchase price of the equipment. The short- to mid-term nature of operating leases generally commands a higher rental rate than the longer term, full payout leases, and offers lessees relative flexibility in their equipment commitment. In addition, the rental obligation under an operating lease need not be capitalized on a lessee's balance sheet.

The Partnership encounters considerable competition from lessors that utilize full payout leases on new equipment. Full payout leases are leases that have terms equal to the expected economic life of the equipment and are written for longer terms and for lower monthly rates than the Partnership offers. While some lessees prefer the flexibility offered by a shorter-term operating lease, other lessees prefer the rate advantages possible with a full payout lease. Competitors of the Partnership may write full payout leases at considerably lower rates, or larger competitors with a lower cost of capital may offer operating leases at lower rates, which may put the Partnership at a competitive disadvantage.

(2)      Manufacturers and Equipment Lessors

The Partnership competes with equipment manufacturers who offer operating leases and full payout leases. Manufacturers may provide ancillary services that the Partnership cannot offer, such as specialized maintenance services (including possible substitution of equipment), training, warranty services, and trade-in privileges.

The Partnership competes with many equipment lessors, including ACF Industries, Inc. (Shippers Car Line Division), General Electric Railcar Services Corporation, General Electric Capital Aviation Services Corporation, and other programs that lease the same types of equipment.

(D)      Demand

The Partnership has investments in transportation-related capital equipment and relocatable environments. Types of transportation equipment owned by the
Partnership   include  aircraft,   marine  vessels,   railcars,   and  trailers.
Relocatable   environments   are   functionally   self-contained   transportable
equipment, such as marine containers. Except for those aircraft leased to passenger air carriers, the Partnership's equipment is used to transport materials and commodities, rather than people.

The following section describes the international and national markets in which the Partnership's capital equipment operates:

(1)  Commercial Aircraft

The international commercial aircraft market experienced another good year in 1997, with a third consecutive year of profits by the world's airlines. Airline managements have continued to emphasize cost reductions and a moderate increase in capacity. However, the increased volume of new aircraft deliveries has caused the market to change from being in equilibrium at the end of 1996 to having excess supply. This market imbalance is expected to continue, with the number of surplus aircraft increasing from approximately 350 aircraft at the end of 1996 to an estimated 600 aircraft by the end of the decade.

The changes taking place in the commercial aircraft market also reflect the impact of noise legislation enacted in the United States and Europe. Between 1997 and the end of 2002, approximately 1,400 Stage II aircraft (Stage II aircraft are aircraft that have been shown to comply with Stage II noise levels prescribed in Federal Aviation Regulation section C36.5) are forecast to be retired, primarily due to noncompliance with Stage III noise requirements (Stage III aircraft are aircraft that have been shown to comply with Stage III noise levels prescribed in Federal Aviation Regulation section C36.5). This represents about 41% of the Stage II aircraft now in commercial service worldwide. By 2002, about 2,000 (59%) of the current fleet of Stage II aircraft will remain in operational service outside of Stage III-legislated regions or as aircraft that have had hushkits installed so that engine noise levels meet the quieter Stage III requirements. All aircraft currently manufactured meet Stage III requirements. The cost to install a hushkit is approximately $1.5 million, depending on the type of aircraft.

The Partnership has a 50% investment in a late-model (post-1974) Boeing 737-200 aircraft that has not been hushed. The Partnership has a 12% investment in a widebody, twin-engine, twin-aisle Boeing 767-200ER. The aircraft is a late-model aircraft with high gross operating weights and the most advanced-technology engine powerplants available on the market. The aircraft carries 216 passengers in a mixed class over 6,800 nautical miles. The Partnership has an 18% investment in a Boeing 727-200 Stage III aircraft that has been hushed. All aircraft are scheduled to be sold in 1998.

(2)  Marine Product Tanker

The international marine product tanker market experienced a stable year. With supply and demand generally in balance throughout the year, freight rates had a slight upward trend, averaging $13,402 per day in 1997, contrasted with $12,902 per day in 1996 and $12,692 per day in 1995. Some weakening in freight rates occurred late in the year due to softness in European and Mediterranean markets. Product trade grew only 0.2% in 1997; the majority of growth came from imports to the United States, which increased 3%. The crude oil trade, which is closely related to product trade, especially for large vessels, was strong in 1997. Crude oil trade grew 2% in volume, led by imports to the United States, which grew 7%. Overall, the entire United States tanker fleet grew only 1% in 1997. Supply is anticipated to increase in 1998, with expected deliveries of up to 5% of the existing fleet. Despite these additions, forecasts for the tanker trade remains firm; fleet expansion is expected to be matched by a growth in demand for at least two more years.

The Partnership has an investment with another affiliated program in a product tanker, which is traded in worldwide markets and carries commodity cargos. Demand for commodity shipping closely tracks worldwide economic growth patterns; however, economic development alters trade patterns from time to time, causing changes in volume on trade routes. The General Partner operates the Partnership's product tanker under period charters. It is believed that this operating approach provides the flexibility to adapt to changing demand patterns.

(3)  Marine Containers

The marine container market began 1997 with a continuation of the weakness in industrywide container utilization and rate pressures that had been experienced in 1996. A reversal of this trend began in early spring and continued during the remainder of 1997, as utilization returned to the 80% range. Per diem rates did not strengthen, as customers resisted attempts to raise daily rental rates.

Industrywide consolidation continued in 1997. Late in the year, Genstar, one of the world's largest container leasing companies, announced that it had reached an agreement with SeaContainers, another large container leasing company, whereby SeaContainers will take over the management of Genstar's fleet. Long term, such industrywide consolidation should bring more rationalization to the container leasing market and result in both higher fleetwide utilization and per diem rates.

(4)  Railcars

(a)  Pressurized Tank Cars

Pressurized tank cars are used primarily in the petrochemical and fertilizer industries to transport liquefied petroleum gas and anhydrous ammonia. The demand for natural gas is anticipated to grow through 1999, as the developing world, former Communist countries, and the industrialized world all increase their energy consumption. World demand for fertilizer is expected to increase, based on an awareness of the necessity of fertilizing crops and improving diets, the shortage of farm land, and population growth in developing nations.

The utilization rate on the Partnership's fleet of pressurized tank cars was over 98% during 1997. Based on ongoing renewals with current lessees, demand for these cars continues to be strong and is projected to remain so during 1998.

(b)  General-Purpose (Nonpressurized) Tank Cars

General-purpose or nonpressurized tank cars are used to transport a wide variety of bulk liquid commodities, such as petroleum fuels, lubricating oils, vegetable oils, molten sulfur, corn syrup, asphalt, and specialty chemicals. Chemical carloadings for the first 45 weeks of 1997 were up 4%, compared to the same period in 1996. The demand for petroleum is anticipated to grow, as the developing world, former Communist countries, and the industrialized world increase energy consumption.

The demand for general-purpose tank cars in the Partnership's fleet has remained healthy over the last three years, with utilization remaining above 98%.

(5)  Trailers

(a)  Intermodal (Piggyback) Trailers

In all intermodal equipment areas, 1997 was a remarkably strong year. The United States inventory of intermodal equipment totaled of 163,900 units in 1997, divided between about 55% intermodal trailers and 45% domestic containers. Trailer loadings increased approximately 4% in 1997 due to a robust economy and a continuing shortage of drivers in over-the-road markets. The expectation is for flat to slightly declining utilization of intermodal trailer fleets in the near future.

Overall utilization in the Partnership's dry piggyback fleet was over 75% in 1997, an increase of 10% over 1996 levels. The expectation is for flat to slightly lower utilization of the fleet in the near future.

(b)  Over-the-Road Dry Trailers

The United States over-the-road dry trailer market began to recover in mid-1997, as an oversupply of equipment from 1996 subsided. The strong domestic economy, a continuing focus on integrated logistics planning by American companies, and numerous service problems on Class I railroads contributed to the recovery in the dry van market. In addition, federal regulations requiring antilock brake systems on all new trailers, effective in March 1998, have helped stimulate new trailer production, and the market is anticipated to remain strong in the near future. There continues to be much consolidation of the trailer leasing industry in North America, as the two largest lessors of dry vans now control over 60% of the market. The reduced level of competition, coupled with anticipated continued strong utilization, may lead to an increase in rates.

Utilization of the Partnership's dry van fleet is up 8% over last year.

(c)  Over-the-Road Refrigerated Trailers

The temperature-controlled over-the-road trailer market recovered in 1997; freight levels improved and equipment oversupply was reduced as industry players actively retired older trailers and consolidated fleets. Most refrigerated carriers posted revenue growth of between 2% and 5% in 1997, and accordingly are planning fleet upgrades. In addition, with refrigeration and trailer technologies changing rapidly and industry regulations becoming tighter, trucking companies are managing their refrigerated fleets more effectively.

As a result of these changes in the refrigerated trailer market, it is anticipated that trucking companies will utilize short-term trailer leases more frequently to supplement their fleets. Such a trend should benefit the Partnership, which generally leases its equipment on a short-term basis from rental yards owned and operated by PLM subsidiaries. The Partnership's utilization, especially in the second half of 1997, was significantly higher than 1996 levels.

(E)      Government Regulations

The use, maintenance, and ownership of equipment are regulated by federal, state, local, or foreign governmental authorities. Such regulations may impose restrictions and financial burdens on the Partnership's ownership and operation of equipment. Changes in government regulations, industry standards, or deregulation may also affect the ownership, operation, and resale of the equipment. Substantial portions of the Partnership's equipment portfolio are either registered or operated internationally. Such equipment may be subject to adverse political, government, or legal actions, including the risk of expropriation or loss arising from hostilities. Certain of the Partnership's equipment is subject to extensive safety and operating regulations which may require its removal from service or extensive modification to meet these regulations at considerable cost to the Partnership. Such regulations include but are not limited to:

     (1) the United States Oil Pollution Act of 1990, which established liability for operators and owners of vessels and mobile offshore drilling units that create environmental pollution. This regulation has resulted in higher oil pollution liability insurance. The lessee typically reimburses the Partnership for these additional costs;

     (2) the United States Department of Transportation's Aircraft Capacity Act of 1990, which limits or eliminates the operation of commercial aircraft in the United States that do not meet certain noise, aging, and corrosion criteria. In addition, under U.S. Federal Aviation Regulations, after December 31, 1999, no person shall operate an aircraft to or from any airport in the contiguous United States unless that airplane has been shown to comply with Stage III noise levels. The Partnership has only one Stage II aircraft that does not meet Stage III requirements. This aircraft is scheduled to be sold in 1998.

     (3) the Montreal Protocol on Substances that Deplete the Ozone Layer and the United States Clean Air Act Amendments of 1990, which call for the control and eventual replacement of substances that have been found to cause or contribute significantly to harmful effects on the stratospheric ozone layer and which are used extensively as refrigerants in refrigerated marine cargo containers and over-the-road trailers;

     (4) the United States Department of Transportation's Hazardous Materials Regulations. which regulate the classification of and packaging requirements for hazardous materials and which apply particularly to the Partnership's tank cars.

As of December 31, 1997, the Partnership is in compliance with the above government regulations. Typically, costs related to extensive modifications are passed on to the lessee of that equipment.

ITEM 2. PROPERTIES

The Partnership neither owns nor leases any properties other than the equipment it has purchased for leasing purposes. As of December 31, 1997, the Partnership owned a portfolio of transportation equipment and investments in equipment owned by USPEs, as described in Part I, Table 1.

The Partnership maintains its principal office at One Market, Steuart Street Tower, Suite 800, San Francisco, California 94105-1301. All office facilities are provided by FSI without reimbursement by the Partnership.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Partnership's limited partners during the fourth quarter of its fiscal year ended December 31, 1997.












                     (This space intentionally left blank.)

                                     Part II

ITEM 5.       MARKET FOR THE PARTNERSHIP'S EQUITY AND RELATED DEPOSITARY UNIT
              MATTERS

The General Partner delisted the Partnership's depositary units from the American Stock Exchange (AMEX) on April 8, 1996. The last day for trading on the AMEX was March 22, 1996. Under the Internal Revenue Code (the Code) then in effect, the Partnership was classified as a publicly traded partnership. The Code treated all publicly traded partnerships as corporations if they remained publicly traded after December 31, 1997. Treating the Partnership as a corporation would have meant the Partnership itself became a taxable rather than a "flow through" entity. As a taxable entity, the income of the Partnership would have become subject to federal taxation at both the partnership level and the investor level to the extent that income would have been distributed to an investor. In addition, the General Partner believed that the trading price of the depositary units would have become distorted when the Partnership began the final liquidation of the underlying equipment portfolio. In order to avoid taxation of the Partnership as a corporation and to prevent unfairness to unitholders, the General Partner delisted the Partnership's depositary units from the AMEX. While the Partnership's depositary units are no longer publicly traded on a national stock exchange, the General Partner continues to manage the equipment of the Partnership and prepare and distribute quarterly and annual reports and Forms 10-Q and 10-K in accordance with the Securities and Exchange Commission requirements. In addition, the General Partner continues to provide pertinent tax reporting forms and information to unitholders.

As of March 20, 1998, there were 5,785,350 depositary units outstanding. There are approximately 8,800 depositary unitholders of record as of the date of this report.

Several secondary exchanges facilitate sales and purchases of depositary units. Secondary markets are characterized as having few buyers for limited partnership interests and therefore are generally viewed as inefficient vehicles for the sale of depositary units. There is presently no public market for the units and none is likely to develop. To prevent the units from being considered publicly traded and thereby to avoid taxation of the Partnership as an association treated as a corporation under the Code, the units will not be transferred without the consent of the General Partner, which may be withheld in its absolute discretion. The General Partner intends to monitor transfers of units in an effort to ensure that they do not exceed the number permitted by certain safe harbors promulgated by the Internal Revenue Service. A transfer may be prohibited if the intended transferee is not a U.S. citizen or if the transfer would cause any portion of the units to be treated as plan assets.

Pursuant to the terms of the partnership agreement, the General Partner is generally entitled to a 1% interest in the profits and losses and distributions of the Partnership. The General Partner also is entitled to a special allocation of any gains from the sale of the Partnership's assets during the liquidation phase in an amount sufficient to eliminate any negative balance in the General Partner's capital account.













                     (This space intentionally left blank.)

Table 2, below, sets forth the high and low reported prices of the Partnership's
depositary   units  for  1996,  as  reported  by  the  AMEX,  as  well  as  cash distributions paid per depositary unit.

                                     TABLE 2


                                                                     Cash Distributions
                                                                          Paid Per
                                                 Reported Trade         Depositary
                                                     Prices                 Unit
                                            -----------------------------------------

Calendar Period                                  High             Low


1996

1st Quarter                                   $   8.25         $   5.94        $   0.575
2nd Quarter                                   $     --         $     --        $   0.289
3rd Quarter                                   $     --         $     --        $   0.289
4th Quarter                                   $     --         $     --        $   0.274



The General Partner delisted the Partnership's depositary units from the American Stock Exchange (AMEX), which traded with the symbol GFX. The last day for trading on the AMEX was March 22, 1996.

The Partnership engaged in a plan to repurchase up to 250,000 depositary units. During the first, second, and fourth quarters of 1995, the Partnership repurchased 11,900, 16,147, and 10,000 depositary units at a total cost of $140,000, $194,000, and $80,000, respectively. During the first quarter of 1996, the Partnership repurchased 24,800 depositary units at a total cost of $163,000. There were no repurchases of depositary units in 1997. As of December 31, 1997, the Partnership had purchased a cumulative total of 199,650 depositary units at a cost of $2.6 million. The General Partner does not plan any future repurchases of depositary units on behalf of the Partnership.

















                     (This space intentionally left blank.)

ITEM 6.           SELECTED FINANCIAL DATA

Table 3, below, lists selected financial data for the Partnership:

                                     TABLE 3

                        For the years ended December 31,
 (in thousands of dollars, except per weighted-average depositary unit amounts)


                                          1997             1996            1995            1994             1993
                                     --------------------------------------------------------------------------------

Operating results:
  Total revenues                       $    12,462       $    23,859       $   23,575       $    25,659       $   24,278
  Net gain on disposition
    of equipment                             3,265            13,304            2,195             1,585              838
  Loss on revaluation of
    equipment                                   --                --               --             1,989            1,380
  Equity in net income (loss) of
    unconsolidated special-
    purpose entities                          (483)            8,728               --                --               --
  Net income                                 5,685            23,847            4,234                75            1,725

At year-end:
  Total assets                         $    20,006       $    20,749       $   39,061       $    56,669       $   70,482
  Total liabilities                          1,308             1,331           24,727            32,606           32,746
  Notes payable                                  -                 -           23,000            28,000           28,000

Cash distribution                      $     6,405       $     8,358       $   13,549       $    13,580       $   13,760

Special distribution                   $        --       $    10,242       $       --       $        --       $       --

Cash and special distribution
  representing a return of capital     $       754       $        --       $    9,351       $    13,462       $   12,042

Per weighted-average depositary unit:
Net income (loss)                      $      0.97<F1>   $      4.08       $     0.70<F2>   $     (0.01)<F3>  $     0.27<F4>

Cash distribution                      $      1.10       $      1.43       $     2.30       $      2.30       $     2.31

Special distribution                   $        --       $      1.75       $       --       $        --       $       --

Cash and special distribution
  representing a return of capital     $      0.13       $        --       $     1.60       $      2.30       $     2.04



<F1> After  reduction of $41,000 ($0.01 per  weighted-average  Depositary  Unit)
     resulting from a special allocation to the General Partner relating to an amendment to the Partnership agreement. (See Note 1 to the financial statements.)

<F2> After  reduction of $0.1  million  ($0.02 per  weighted-average  Depositary
     Unit) resulting from a special allocation to the General Partner relating to an amendment to the Partnership agreement. (See Note 1 to the financial statements.)

<F3> After  reduction of $0.1  million  ($0.02 per  weighted-average  Depositary
     Unit) resulting from a special allocation to the General Partner relating to an amendment to the Partnership agreement. (See Note 1 to the financial statements.)

<F4> After  reduction of $0.1  million  ($0.02 per  weighted-average  Depositary
     Unit) resulting from a special allocation to the General Partner relating to an amendment to the Partnership agreement. (See Note 1 to the financial statements.)



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(A)      Introduction

Management's discussion and analysis of financial condition and results of operations relates to the financial statements of PLM Equipment Growth Fund (the Partnership). The following discussion and analysis of operations focuses on the performance of the Partnership's equipment in various sectors of the transportation industry and its effect on the Partnership's overall financial condition.

(B)      Results of Operations -- Factors Affecting Performance

(1)      Re-leasing and Repricing Activity

The exposure of the Partnership's equipment portfolio to repricing risk occurs whenever the leases for the equipment expire or are otherwise terminated and the equipment must be remarketed. Major factors influencing the current market rate for transportation equipment include supply and demand for similar or comparable types or kinds of transport capacity, desirability of the equipment in the lease market, market conditions for the particular industry segment in which the equipment is to be leased, overall economic conditions, various regulations concerning the use of the equipment, and others. Equipment that is idle or out of service between the expiration of one lease and the assumption of a subsequent one can result in a reduction of contribution to the Partnership. The Partnership experienced re-leasing or repricing exposure in 1997 primarily in its aircraft, trailer, and railcar portfolios.

     (a) Aircraft: Aircraft contribution decreased from 1996 to 1997 due to an aircraft in which the Partnership owns a 50% interest remaining off-lease for all of 1997. This aircraft was on lease until the third quarter of 1996. In addition, one aircraft was sold during the third quarter of 1997. All other aircraft investments were on lease for the entire year.

     (b) Trailers: The Partnership's trailer portfolio operates in short-term rental facilities or on short-line railroad systems. The relatively short duration of most leases in these operations exposes the trailers to considerable re-leasing activity. Contributions from the Partnership's trailers operated in short-term rental facilities and the short-line railroad system from 1996 to 1997 increased due to higher utilization, although this was offset by sales of trailers.

     (c) Railcars: The majority of the Partnership's railcar equipment remained on lease throughout the year, and thus was not adversely affected by re-leasing and repricing exposure.

(2)      Equipment Liquidations and Nonperforming Lessees

Liquidation of Partnership equipment represents a reduction in the size of the equipment portfolio and will result in reduction of contribution to the Partnership. Lessees not performing under the terms of their leases, either by not paying rent, not maintaining or operating the equipment in accordance with the conditions of the leases, or other possible departures from lease terms can result not only in reductions in contribution, but also may require the Partnership to assume additional costs to protect its interests under the leases, such as repossession or legal fees. The Partnership experienced the following in 1997:

     (a) Liquidations: During 1997, the Partnership sold its 50% investment in an aircraft engine, marine containers, trailers, railcars, and an aircraft. Since the Partnership may no longer purchase additional equipment, these disposals represent a permanent reduction in the Partnership's equipment portfolio.

     (b) Nonperforming Lessees: In 1996, the General Partner repossessed an aircraft owned by a trust in which the Partnership has a 50% interest, due to the lessee's inability to pay outstanding receivables. This aircraft remained off lease throughout 1997. In addition, another aircraft lessee was unable to continue paying its obligations to the Partnership. As payment for these past due receivables, the Partnership was given an 18% interest in an entity that owns a Boeing 727 aircraft. The fair market value of the Partnership's interest in this aircraft approximates its outstanding receivable from the lessee. This aircraft was sold at its approximate net book value in the first quarter of 1998. Other equipment such as railcars, trailers and some of the marine containers experienced minor nonperforming issues that have no significant impact on the Partnership.

(3)   Reinvestment Risk

During the first eight years of operations, the Partnership invested surplus cash in additional equipment after fulfilling operating requirements and paying distributions to the partners. Since the third quarter of 1994, pursuant to the Partnership agreement, the Partnership may no longer reinvest in equipment. In 1997, the Partnership was engaged in a holding or passive liquidation period. In 1998, the Partnership began an orderly liquidation over the remaining life of the Partnership.

During 1997, the Partnership received proceeds of approximately $4.2 million from the disposition of equipment. In addition, the Partnership received proceeds of approximately $0.2 million from the sale of its investment in an entity that owned equipment. The General Partner incurred approximately $0.1 million in capital improvement costs on behalf of the Partnership, but did not purchase any additional equipment in 1997.

(4)      Equipment Valuation

In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" (SFAS 121). This standard is effective for years beginning after December 15, 1995. The Partnership adopted SFAS 121 during 1995, the effect of which was not material as the method previously employed by the Partnership was consistent with SFAS 121. In accordance with SFAS 121, the General Partner reviews the carrying value of its equipment portfolio at least annually in relation to expected future market conditions for the purpose of assessing the recoverability of the recorded amounts. If the projected future lease revenue plus residual values are less than the carrying values of the equipment, a loss on revaluation is recorded. No reductions were required to the carrying value of equipment during 1997 or 1996.

As of December 31, 1997, the General Partner estimated the current fair market value of the Partnership's owned and partially owned equipment portfolio to be approximately $33.9 million.

(C)      Financial Condition -- Capital Resources and Liquidity

The General Partner purchased the Partnership's initial equipment portfolio with capital raised from its initial equity offering and permanent debt financing. No further capital contributions from original partners are permitted under the terms of the limited partnership agreement. The Partnership currently has no debt obligations. As the Partnership entered its liquidation phase in 1998, it is prohibited from incurring any new debt. The Partnership relies on operating cash flows to meet its operating obligations and to make cash distributions to the limited partners.

For the year ended December 31, 1997, the General Partner generated sufficient operating cash (net cash provided by operating activities, plus distributions from USPEs) to meet its operating obligations, but used undistributed available cash from prior periods of approximately $0.5 million to maintain the current level of distributions to the partners. During the year, the General Partner sold equipment for approximately $4.2 million.

The General Partner has not planned any expenditures, nor is it aware of any contingencies that would cause it to require any additional capital to that mentioned above.

(D)  Results of Operations -- Year-to-Year Detailed Comparison

(1) Comparison of the Partnership's Operating Results for the Years Ended 1997 and 1996

(a)      Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, marine equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the year ended 1997 when compared to 1996. The following table presents lease revenues less direct expenses by owned equipment type (in thousands of dollars):



                                                                           For the Years Ended
                                                                              December 31,

                                                                          1997              1996
                                                                      ------------------------------
Rail equipment                                                          $  4,497          $  4,547
Trailers                                                                   1,222             1,299
Marine containers                                                            791             1,276
Aircraft and aircraft engines                                                249               472
Marine vessels                                                                --               162


Rail Equipment: Rail equipment lease revenues and direct expenses were $6.2 million and $1.7 million, respectively, for 1997, compared to $6.4 million and $1.9 million, respectively, during 1996. During 1997 and 1996, the Partnership sold 37 railcars, resulting in lower revenues and expenses in 1997 compared to 1996.

Trailers: Trailer lease revenues and direct expenses were $1.7 million and $0.5 million, respectively, for 1997, compared to $1.8 million and $0.5 million, respectively, during 1996. The trailer net contribution decreased due to the sale of trailers during 1996 and 1997.

Marine Containers: Marine container lease revenues and direct expenses were $0.8 million and $5,000, respectively, for 1997, compared to $1.3 million and $8,000, respectively, during 1996. The number of marine containers owned by the Partnership has been declining over the past twelve months due to sales and dispositions.

Aircraft and Aircraft Engines:Aircraft lease revenues and direct expenses were $0.3 million and $6,000, respectively, for 1997, compared to $0.5 million and $16,000, respectively, during 1996. Aircraft contribution decreased in 1997 due to the disposition of an aircraft during the third quarter of 1997.

Marine Vessels: Marine vessel lease revenues and direct expenses were zero for 1997, compared to $0.2 million and a credit of $22,000, respectively, during 1996. The decrease in marine vessel contribution from 1996 to 1997 was due to the sale of all vessels during 1996.

(b) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $4.1 million for 1997 decreased from $6.3 million in 1996. The variances are explained as follows:

     (i) A $1.0 million decrease in depreciation and amortization expenses from 1996 levels reflects the sale of certain assets during 1997 and 1996.

     (ii) A $0.9 million decrease in interest expense was due to repayment of the Partnership's outstanding debt in 1996.

     (iii) A $0.2 million decrease in management fees to affiliate was due to a decrease in the Partnership's operating cash flows. Management fees are based on the greater of (A) 10% of cash flows, or (B) 1/12 of 1/2% of the net book value of the equipment portfolio subject to reduction in certain events described in the limited partnership agreement.

(c) Net Gain on Disposition of Owned Equipment

Net gain on disposition of owned equipment for 1997 totaled $3.3 million, which resulted from the sale or disposal of marine containers, trailers, railcars, and an aircraft, with an aggregate net book value of $0.9 million, for aggregate proceeds of $4.2 million. For 1996, the $13.3 million net gain on disposition of owned equipment resulted mainly from the sale of vessels with a net book value of $2.3 million, for proceeds of $13.4 million. The remaining gain resulted from the sale or disposal of marine containers, trailers, railcars, locomotives, and an aircraft engine, with an aggregate net book value of $2.3 million, for aggregate proceeds of $4.5 million.

(d) Interest and Other Income

Interest and other income decreased $0.1 million during 1997, when compared to 1996, due primarily to lower average cash balances available during the year for investments.

(e)  Equity in Net  Income  (Loss) of  Unconsolidated  Special-Purpose  Entities
(USPEs)

Equity in net income (loss) of unconsolidated special-purpose entities represents net income (loss) generated from the operation of jointly-owned assets, and is accounted for under the equity method (see Note 4 to the financial statements), as follows (in thousands of dollars):


                                                                           For the Years Ended
                                                                              December 31,

                                                                          1997              1996
                                                                      ------------------------------
Marine vessel                                                           $    12           $   247
Aircraft and aircraft engines                                              (495 )             468
Mobile offshore drilling unit                                                --             8,013


Marine Vessel: The Partnership's share of marine vessel revenues and expenses was $2.5 million and $2.5 million, respectively, for 1997, compared to $2.2 million and $2.0 million, respectively, for 1996. During 1997 and 1996, the Partnership owned a 50% investment in a marine vessel. The decrease in net income in 1997 resulted from higher insurance expense, partially offset by higher lease rates during 1997, compared to 1996.

Aircraft and Aircraft Engines: The Partnership's share of aircraft revenues and expenses was $0.7 million and $1.2 million, respectively, for 1997, compared to $2.5 million and $2.0 million, respectively, for 1996. As of December 31, 1997, the Partnership owned 50%, 18%, and 12% interests in commercial aircraft. The Partnership liquidated its 70% and 50% investments in commuter aircraft and its 50% investment in an aircraft engine during 1996 as a result of the General Partner's sale of the assets. The loss of $0.5 million related to the Partnership's 50% investment in a commercial aircraft. This aircraft was off lease during 1997, although it had been on lease for six months in 1996. The Partnership's remaining 18% and 12% investments in commercial aircraft operated at essentially breakeven during 1997.

Mobile Offshore Drilling Unit: The Partnership's share of mobile offshore drilling unit revenues and expenses was zero for 1997, compared to $8.8 million and $0.8 million, respectively, during 1996. The Partnership liquidated its 55% investment in the mobile offshore drilling unit during July 1996 as a result of the General Partner's sale of the asset.

(f)      Net Income

As a result of the foregoing, the Partnership's net income of $5.7 million during 1997 decreased from net income of $23.8 million during 1996. The
Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in 1997 is not necessarily indicative of future periods. During 1997, the Partnership distributed $6.3 million to the limited partners, or $1.10 per depositary unit.

(2) Comparison of the Partnership's Operating Results for the Years Ended 1996 and 1995

(a)      Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, marine equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the year ended 1996 when compared to 1995. The following table presents lease revenues less direct expenses by owned equipment type (in thousands of dollars):


                                                                           For the Years Ended
                                                                               December 31,

                                                                           1996             1995
                                                                       ------------------------------
Rail equipment                                                           $  4,547          $  4,823
Trailers                                                                    1,299             1,895
Marine containers                                                           1,276             1,631
Aircraft and aircraft engines                                                 472               364
Marine vessels                                                                162             1,889


Rail Equipment: Rail equipment lease revenues and direct expenses were $6.4 million and $1.9 million, respectively, for 1996, compared to $6.8 million and $2.0 million, respectively, during 1995. During 1996, the Partnership sold railcars and locomotives, which resulted in lower revenues and expenses in 1996, compared to 1995. In addition, the decrease in railcar contribution resulted from running repairs required on certain of the railcars in 1996 that were not needed during 1995.

Trailers: Trailer lease revenues and direct expenses were $1.8 million and $0.5 million, respectively, for 1996, compared to $2.5 million and $0.6 million, respectively, during 1995. The trailer net contribution decreased due to the sale of trailers during 1995 and 1996. In addition, the trailer fleet experienced lower utilization in the short-term rental yards.

Marine Containers: Marine container lease revenues and direct expenses were $1.3 million and $8,000, respectively, for 1996, compared to $1.6 million and $28,000, respectively, during 1995. The number of marine containers owned by the Partnership declined over the past twelve months due to sales and dispositions. In addition, the marine container fleet experienced lower utilization resulting in a decrease in marine container net contribution.

Aircraft and Aircraft Engines: Aircraft lease revenues and direct expenses were $0.5 million and $16,000, respectively, for 1996, compared to $0.5 million and $0.1 million, respectively, during 1995. Aircraft contribution increased in 1996 due to lower insurance expenses for the year, compared to 1995.

Marine Vessels: Marine vessel lease revenues and direct expenses were $0.2 million and ($22,000), respectively, for 1996, compared to $1.7 million and ($0.2) million, respectively, during 1995. In 1995, marine vessel expenses were $0.2 million lower than in 1996, due to actual refurbishment costs for the Partnership's vessels being lower than the amount previously accrued. The decrease in marine vessel lease revenues from 1995 to 1996 was due to the sale of seven offshore supply vessels during the first quarter of 1996, which were on lease during 1995.

(b) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $6.3 million for 1996, decreased from $8.8 million in 1995. The variances are explained as follows:

     (i) A $1.3 million decrease in depreciation and amortization expenses from 1995 levels reflects the sale of certain assets during 1996 and 1995.

     (ii) A $1.0 million decrease in interest expense was due to repayment of the Partnership's outstanding debt.

     (iii) A $0.1 million decrease in general and administrative expenses was due to a decrease in trailer accruals that are no longer required.

     (iv) A $0.1 million decrease in management fees to affiliate was due to a decrease in the Partnership's operating cash flows. Management fees are based on the greater of (A) 10% of cash flows or (B) 1/12 of 1/2% of the net book value of the equipment portfolio, subject to a reduction in certain events described in the limited partnership agreement.

(c) Net Gain on Disposition of Owned Equipment

Net gain on disposition of owned equipment for 1996 totaled $13.3 million, which resulted mainly from the sale of seven offshore supply vessels, with a net book value of $2.3 million, for proceeds of $13.4 million. The remaining gain resulted from the sale or disposal of marine containers, trailers, railcars, locomotives, and an aircraft engine, with an aggregate net book value of $2.3 million, for aggregate proceeds of $4.5 million. For 1995, the $1.3 million net gain on disposition of owned equipment resulted from the sale or disposal of marine containers, trailers, and railcars, with an aggregate net book value of $0.9 million, for aggregate proceeds of $2.2 million.

(d) Interest and Other Income

Interest and other income decreased $0.4 million during 1996 due to lower cash balances and adjustments recorded in 1995, which represented $0.3 million of accrued interest income on deposit balances no longer payable. No similar adjustments were recorded in 1996.

(e) Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Equity in net income (loss) of unconsolidated special-purpose entities represents net income (loss) generated from the operation of jointly-owned assets, and is accounted for under the equity method (see Note 4 to the financial statements), as follows (in thousands of dollars):


                                                                           For the Years Ended
                                                                              December 31,

                                                                          1996              1995
                                                                      ------------------------------
Mobile offshore drilling unit                                           $ 8,013           $  (134)
Aircraft and aircraft engines                                               468               331
Marine vessels                                                              247               268


Mobile Offshore Drilling Unit: The Partnership's share of mobile offshore drilling unit (rig) revenues and expenses was $8.8 million and $0.8 million, respectively, for 1996, compared to $1.6 million and $1.7 million, respectively, during 1995. Net income generated from the rig increased in 1996 due to the $8.0 million gain on the sale of the Partnership's rig during July 1996.

Aircraft and Aircraft Engines: The Partnership's share of aircraft revenues and expenses was $2.5 million and $2.0 million, respectively, for 1996, compared to $2.5 million and $2.2 million, respectively, for 1995. As of December 31, 1996, the Partnership owned 50% and 12% investments in commercial aircraft. The Partnership sold its 70% and 50% investments in commuter aircraft and its 50% investment in an aircraft engine during 1996, resulting in $1.3 million in net gains and $1.2 million of net income. Income from the sales was partially offset by a net loss during 1996 of $0.7 million related to the Partnership's 50% investment in a commercial aircraft, and was due to an increase in the allowance for doubtful accounts related to a financially troubled lessee. In addition, the aircraft was off lease during the last six months of 1996. The Partnership's remaining 12% investment in a commercial aircraft operated at essentially breakeven during 1996.

During 1995, the Partnership sold its 50% investments in a commuter and a commercial aircraft, resulting in an aggregate gain of $0.4 million and an aggregate net income of $0.3 million. The Partnership's remaining joint investments in aircraft generated $13,000 of net income during 1995.

Marine Vessel: The Partnership's share of marine vessel revenues and expenses was $2.2 million and $2.0 million, respectively, for 1996, compared to $4.4 million and $4.1 million, respectively, for 1995. During 1995 and 1996, the Partnership owned a 50% investment in a marine vessel. Although this vessel experienced lower daily rates in 1996, the vessel generated $0.2 million in net income to the Partnership in 1996, compared to $0.1 million in net loss to the Partnership in 1995. The increase in net income in 1996 resulted from lower marine operating expenses associated with the vessel, compared to 1995, due mainly to lower drydocking costs.

In addition, the Partnership had a 50% investment in a marine vessel that was sold during the second quarter of 1995 for a gain of $0.5 million. This vessel generated $0.4 million of net income during 1995. There was no similar net income during 1996.

(f)      Net Income

As a result of the foregoing, the Partnership's net income of $23.8 million during 1996 increased from net income of $4.2 million during 1995. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire during the life of the Partnership is subject to many factors, and the Partnership's performance in 1996 is not necessarily indicative of future periods. During 1996, the Partnership distributed $18.4 million to the limited partners, or $3.18 per depositary unit, which included special distributions of $10.1 million, or $1.75 per depositary unit.

(E)  Geographic Information

Certain of the Partnership equipment operates in international markets. Although these operations expose the Partnership to certain currency, political, credit, and economic risks, the General Partner believes that these risks are minimal or has implemented strategies to control the risks. Currency risks are at a minimum because all invoicing, with the exception of a small number of railcars operating in Canada, is conducted in U.S. dollars. Political risks are minimized by avoiding operations in countries that do not have a stable judicial system and established commercial business laws. Credit support strategies for lessees range from letters of credit supported by U.S. banks to cash deposits. Although these credit support mechanisms generally allow the Partnership to maintain its lease yield, there are risks associated with slow-to-respond judicial systems when legal remedies are required to secure payment or repossess equipment. Economic risks are inherent in all international markets, and the General Partner strives to minimize this risk with market analysis prior to committing equipment to a particular geographic area. Refer to Note 3 to the financial statements for information on the revenues, income, and net book value of equipment in various geographic regions.

Revenues and net operating income by geographic region are impacted by the time period the asset is owned and the useful life ascribed to the asset for depreciation purposes. Net income (loss) from equipment is significantly impacted by depreciation charges, which are greatest in the early years of ownership due to the use of the double-declining balance method of depreciation. The relationships of geographic revenues, net income (loss), and net book value of equipment are expected to change significantly in the future, as equipment is sold in various equipment markets and geographic areas. An explanation of the current relationships is presented below.

During 1997, the Partnership's equipment on lease to United States-domiciled lessees accounted for 61% of the lease revenues generated by wholly and partially-owned equipment while the net income accounted for $1.5 million for the Partnership's total net income of $5.7 million. In 1997, the Partnership generated $1.7 million in gains from disposition of an aircraft, trailers, and railcars that were operated in the United States. Depreciating the Partnership's rail equipment, which is leased in the United States, over 15 to 18 years versus 9 to 12 years for other types of equipment, offsets these gains, resulting in net income of $1.5 million.

The Partnership's equipment leased to Canadian-domiciled lessees consists of railcars. During 1997, lease revenues in Canada accounted for 7% of total lease revenues of wholly and partially-owned equipment, while the net income accounted for $3.8 million for the Partnership's total net income of $5.7 million.

The Partnership's 50% investment in a marine vessel and various marine containers, which were leased in various regions throughout 1997, accounted for 26% of the lease revenues generated by wholly and partially-owned equipment, while the net income accounted for $2.0 million for the Partnership's total net income of $5.7 million. The Partnership's 50% investment in a marine vessel earned lease revenues of $2.3 million in 1997 and generated $12,000 in net income. The Partnership's marine containers earned $0.8 million in lease revenues and generated $2.0 million in net income due to a $1.5 million gain from the disposition of equipment. Marine container net income is expected to decline in the future, as the Partnership has sold and will continue to sell marine containers.

The Partnership has a 12% investment in a commercial aircraft that operates in South America, which accounted for 5% of the lease revenues generated by wholly and partially-owned equipment, while the net income accounted for $25,000 for the Partnership's total net income of $5.7 million. This aircraft is on lease until 1998 and is expected to generate higher net profit in the future as depreciation charges decline.

(F) Year 2000 Compliance

The General Partner is currently addressing the Year 2000 computer software issue. The General Partner is creating a timetable for carrying out any program modifications that may be required. The General Partner does not anticipate that the cost of these modifications allocable to the Partnership will be material.

(G) Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued two new statements: SFAS No. 130, "Reporting Comprehensive Income," which requires enterprises to report, by major component and in total, all changes in equity from nonowner sources; and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for a public Partnership's operating segments and related disclosures about its products, services, geographic areas, and major customers. Both statements are effective for the Partnership's fiscal year ended December 31, 1998, with earlier application permitted. The effect of adoption of these statements will be limited to the form and content of the Partnership's disclosures and will not impact the Partnership's results of operations, cash flow, or financial position.

(H)  Inflation

Inflation had no significant impact on the Partnership's operations during 1997, 1996, or 1995.

(I)  Forward-Looking Information

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

(J)  Outlook for the Future

Since the Partnership entered its orderly liquidation phase in the first quarter of 1998, the General Partner is seeking to selectively re-lease or sell assets as the existing leases expire. Sale decisions will cause the operating performance of the Partnership to decline over the remainder of its life.
Throughout the remaining life of the Partnership, the Partnership will periodically make special distributions to the partners as asset sales are completed.

(1)      Impact of Government Regulations on Future Operations

The General Partner operates the Partnership's equipment in accordance with current applicable regulations (see Item 1, Section E, Government Regulations). However, the continuing implementation of new or modified regulations by some of the authorities mentioned previously, or others, may adversely affect the Partnership's ability to continue to own or operate equipment in its portfolio. Additionally, regulatory systems vary from country to country, which may increase the burden to the Partnership of meeting regulatory compliance for the same equipment operated between countries. Currently, the General Partner has observed rising insurance costs to operate certain vessels into U.S. ports resulting from implementation of the U.S. Oil Pollution Act of 1990. Ongoing changes in the regulatory environment, both in the United States and internationally, cannot be predicted with accuracy, and preclude the General Partner from determining the impact of such changes on Partnership operations, purchases, or sale of equipment. Under U.S. Federal Aviation Regulations, after December 31, 1999, no person shall operate an aircraft to or from any airport in the contiguous United States unless that airplane has been shown to comply with Stage III noise levels. The Partnership is scheduled to sell its remaining Stage II aircraft in 1998.


(2)      Distributions

Pursuant to the limited partnership agreement, the Partnership has ceased to reinvest in additional equipment. The General Partner will pursue a strategy of selectively re-leasing equipment to achieve competitive returns or selling equipment that is underperforming or whose operation becomes prohibitively expensive during the liquidation of the Partnership. During this time, the Partnership will use operating cash flow and proceeds from the sale of equipment to meet its operating obligations and make distributions to the partners.
Although the General Partner intends to maintain a sustainable level of distributions prior to final liquidation of the Partnership, actual Partnership performance and other considerations may require adjustments to then-existing distribution levels. In the long term, changing market conditions and used equipment values may preclude the General Partner from accurately determining the impact of future re-leasing activity and equipment sales on partnership performance and liquidity.

Since the Partnership has entered the active liquidation phase, the size of the Partnership's remaining equipment portfolio and, in turn, the amount of net cash flows from operations, will continue to become progressively smaller as assets are sold. Although distribution levels will be reduced, significant asset sales may result in potential special distributions to unitholders.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements for the Partnership are listed in the Index to Financial Statements included in Item 14 of this Annual Report on Form 10-K.

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
              FINANCIAL DISCLOSURE

None.
















                     (This space intentionally left blank.)

                                    PART III

 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF PLM INTERNATIONAL AND PLM FINANCIAL SERVICES, INC.

As of the date of this annual report, the directors and executive officers of PLM International (and key executive officers of its subsidiaries) and of PLM Financial Services, Inc. are as follows:


Name                                     Age                   Position
-------------------------------------------------------------------------------------------------------------------------

Robert N. Tidball                        59                    Chairman of the Board, Director, President,
                                                               and Chief Executive Officer, PLM International, Inc.;
                                                               Director, PLM Financial Services, Inc.;
                                                               Vice President, PLM Railcar Management Services, Inc.;
                                                               President, PLM Worldwide Management Services Ltd.

Randall L.-W. Caudill                    50                    Director, PLM International, Inc.

Douglas P. Goodrich                      51                    Director and Senior Vice President, PLM International;
                                                               Director and President, PLM Financial Services, Inc.;
                                                               President, PLM Transportation Equipment Corporation;
                                                               President, PLM Railcar Management Services, Inc.

Harold R. Somerset                       63                    Director, PLM International, Inc.

Robert L. Witt                           57                    Director, PLM International, Inc.

J. Michael Allgood                       49                    Vice President and Chief Financial Officer,
                                                               PLM International, Inc. and PLM Financial Services, Inc.

Stephen M. Bess                          51                    President, PLM Investment Management, Inc. and PLM Securities Corp.;
                                                               Vice President and Director, PLM Financial Services, Inc.

Richard K Brock                          35                    Vice President and Corporate Controller,
                                                               PLM International, Inc. and PLM Financial Services, Inc.

Frank Diodati                            43                    President, PLM Railcar Management Services Canada Limited

Steven O. Layne                          43                    Vice President, PLM Transportation Equipment Corporation;
                                                               Vice President, PLM Worldwide Management Services Ltd.

Susan C. Santo                           35                    Vice President, Secretary, and General Counsel,
                                                               PLM International, Inc. and PLM Financial Services, Inc.

Thomas L. Wilmore                        55                    Vice President, PLM Transportation Equipment Corporation;
                                                               Vice President, PLM Railcar Management Services, Inc.


Robert N. Tidball was appointed Chairman of the Board in August 1997 and President and Chief Executive Officer of PLM International in March 1989. At the time of his appointment, he was Executive Vice President of PLM International. Mr. Tidball became a director of PLM International in April 1989. Mr. Tidball was appointed Director of PLM Financial Services, Inc. in July 1997 and was elected President of PLM Worldwide Management Services Limited in February 1998. He has served as an officer of PLM Railcar Management Services, Inc. since June 1987. Mr. Tidball was Executive Vice President of Hunter Keith, Inc., a Minneapolis-based investment banking firm, from March 1984 to January 1986. Prior to Hunter Keith, he was Vice President, General Manager, and Director of North American Car Corporation and a director of the American Railcar Institute and the Railway Supply Association.

Randall L.-W. Caudill was elected to the Board of Directors in September 1997. He is President of Dunsford Hill Capital Partners, a San Francisco-based financial consulting firm serving emerging growth companies in the United States and abroad, as well as a senior advisor to the investment banking firm of Prudential Securities, where he has been employed since 1987. Mr. Caudill also serves as a director of VaxGen, Inc. and SBE, Inc.

Douglas P. Goodrich was elected to the Board of Directors in July 1996, appointed Senior Vice President of PLM International in March 1994, and appointed Director and President of PLM Financial Services, Inc. in June 1996. Mr. Goodrich has also served as Senior Vice President of PLM Transportation Equipment Corporation since July 1989 and as President of PLM Railcar Management Services, Inc. since September 1992, having been a senior vice president since June 1987. Mr. Goodrich was an executive vice president of G.I.C. Financial Services Corporation, a subsidiary of Guardian Industries Corporation of Chicago, Illinois, from December 1980 to September 1985.

Harold R. Somerset was elected to the Board of Directors of PLM International in July 1994. From February 1988 to December 1993, Mr. Somerset was President and Chief Executive Officer of California & Hawaiian Sugar Corporation (C&H Sugar), a recently acquired subsidiary of Alexander & Baldwin, Inc. Mr. Somerset joined C&H Sugar in 1984 as Executive Vice President and Chief Operating Officer, having served on its Board of Directors since 1978, a position in which he continues to serve. Between 1972 and 1984, Mr. Somerset served in various capacities with Alexander & Baldwin, Inc., a publicly held land and agriculture company headquartered in Honolulu, Hawaii, including Executive Vice President of Agriculture and Vice President, General Counsel, and Secretary. In addition to a law degree from Harvard Law School, Mr. Somerset also holds degrees in civil engineering from the Rensselaer Polytechnic Institute and in marine engineering from the U.S. Naval Academy. Mr. Somerset also serves on the boards of directors for various other companies and organizations, including Longs Drug Stores, Inc., a publicly held company.

Robert L. Witt was elected to the Board of Directors in June 1997. Since 1993, Mr. Witt has been a principal with WWS Associates, a consulting and investment group specializing in start-up situations and private organizations about to go public. Prior to that, he was Chief Executive Officer and Chairman of the Board of Hexcel Corporation, an international advanced materials company with sales primarily in the aerospace, transportation, and general industrial markets. Mr. Witt also serves on the boards of directors for various other companies and organizations.

J. Michael Allgood was appointed Vice President and Chief Financial Officer of PLM International in October 1992 and Vice President and Chief Financial Officer of PLM Financial Services, Inc. in December 1992. Between July 1991 and October 1992, Mr. Allgood was a consultant to various private and public-sector companies and institutions specializing in financial operations systems development. In October 1987, Mr. Allgood co-founded Electra Aviation Limited and its holding company, Aviation Holdings Plc of London, where he served as Chief Financial Officer until July 1991. Between June 1981 and October 1987, Mr. Allgood served as a first vice president with American Express Bank Ltd. In February 1978, Mr. Allgood founded and until June 1981 served as a director of Trade Projects International/Philadelphia Overseas Finance Company, a joint venture with Philadelphia National Bank. From March 1975 to February 1978, Mr. Allgood served in various capacities with Citibank, N.A.

Stephen M. Bess was appointed Director of PLM Financial Services, Inc. in July 1997. Mr. Bess was appointed President of PLM Securities Corporation in June 1996 and President of PLM Investment Management, Inc. in August 1989, having served as Senior Vice President of PLM Investment Management, Inc. beginning in February 1984 and as Corporate Controller of PLM Financial Services, Inc. beginning in October 1983. Mr. Bess served as Corporate Controller of PLM, Inc. beginning in December 1982. Mr. Bess was Vice President-Controller of Trans Ocean Leasing Corporation, a container leasing company, from November 1978 to November 1982, and Group Finance Manager with the Field Operations Group of Memorex Corporation, a manufacturer of computer peripheral equipment, from October 1975 to November 1978.

Richard K Brock was appointed Vice President and Corporate Controller of PLM International and PLM Financial Services, Inc. in June 1997, having served as an accounting manager beginning in September 1991 and as Director of Planning and General Accounting beginning in February 1994. Mr. Brock was a division controller of Learning Tree International, a technical education company, from February 1988 through July 1991.

Frank Diodati was appointed President of PLM Railcar Management Services Canada Limited in 1986. Previously, Mr. Diodati was Manager of Marketing and Sales for G.E. Railcar Services Canada Limited.

Steven O. Layne was appointed Vice President of PLM Transportation Equipment Corporation's Air Group in November 1992, and was appointed Vice President and Director of PLM Worldwide Management Services Limited in September 1995. Mr. Layne was its Vice President, Commuter and Corporate Aircraft beginning in July 1990. Prior to joining PLM, Mr. Layne was Director of Commercial Marketing for Bromon Aircraft Corporation, a joint venture of General Electric Corporation and the Government Development Bank of Puerto Rico. Mr. Layne is a major in the United States Air Force Reserves and a senior pilot with 13 years of accumulated service.

Susan C. Santo became Vice President, Secretary, and General Counsel of PLM International and PLM Financial Services, Inc. in November 1997. She has worked as an attorney for PLM International since 1990 and served as its Senior Attorney since 1994. Previously, Ms. Santo was engaged in the private practice of law in San Francisco. Ms. Santo received her J.D. from the University of California, Hastings College of the Law.

Thomas L.  Wilmore was  appointed  Vice  President,  Rail of PLM  Transportation
Equipment Corporation in March 1994, and has served as Vice President of Marketing for PLM Railcar Management Services, Inc. since May 1988. Prior to joining PLM, Mr. Wilmore was Assistant Vice President and Regional Manager for MNC Leasing Corporation in Towson, Maryland from February 1987 to April 1988. From July 1985 to February 1987, he was President and co-owner of Guardian Industries Corporation, Chicago, and between December 1980 and July 1985, Mr. Wilmore was an executive vice president for its subsidiary, G.I.C. Financial Services Corporation. Mr. Wilmore also served as Vice President of Sales for Gould Financial Services, located in Rolling Meadows, Illinois, from June 1978 to December 1980.

The directors of PLM International, Inc. are elected for a three-year term and the directors of PLM Financial Services, Inc. are elected for a one-year term or until their successors are elected and qualified. No family relationships exist between any director or executive officer of PLM International Inc. or PLM Financial Services, Inc.











                     (This space intentionally left blank.)

ITEM 11.          EXECUTIVE COMPENSATION

The Partnership has no directors, officers, or employees. The Partnership had no pension, profit-sharing, retirement, or similar benefit plan in effect as of December 31, 1997.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(A)      Security Ownership of Certain Beneficial Owners

The General Partner is generally entitled to a 1% interest in the profits and losses and distributions of the Partnership. In addition to its General Partner interest, FSI owned 1,500 units in the Partnership at December 31, 1997. As of December 31, 1997, no investor was known by the General Partner to beneficially own more than 5% of the depositary units of the Partnership.

(B)      Security Ownership of Management

Table 4, below, sets forth, as of the date of this report, the amount and percentage of the Partnership's outstanding depositary units beneficially owned by each of the directors and executive officers and all directors and executive officers as a group of the General Partner and its affiliates:

                                     TABLE 4

Name                             Depositary Units              Percent of Units


Robert N. Tidball                     400                             *

All directors and officers
As a group (1 person)                 400                             *


* Less than 1%.

















                     (This space intentionally left blank.)

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(A)      Transactions with Management and Others

During 1997, management fees paid or accrued to IMI were $0.5 million. During 1997, the Partnership reimbursed FSI or its affiliates $0.6 million for administrative services and data processing expenses performed on behalf of the Partnership.

During 1997, the USPEs paid or accrued the following fees to FSI or its affiliates (based on the Partnership's proportional share of ownership): management fees, $0.2 million and administrative and data processing services, $49,000.

The USPEs paid Transportation Equipment Indemnity Company Ltd. (TEI), a wholly-owned, Bermuda-based subsidiary of PLM International $0.2 million for insurance coverages during 1997, which amounts were paid substantially to third-party reinsurance underwriters or placed in risk pools managed by TEI on behalf of affiliated partnerships and PLM International, which provide threshold coverages on marine vessel loss of hire and hull and machinery damage. All pooling arrangement funds are either paid out to cover applicable losses or refunded pro rata by TEI. No insurance coverages were paid to TEI by the Partnership during 1997.

(B)      Certain Business Relationships

None.

(C)      Indebtedness of Management

None.

(D)      Transactions with Promoters

None.















                     (This space intentionally left blank.)

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENTS,  AND REPORTS ON FORM 8-K

     (A)        1.   Financial Statements

                The financial statements listed in the accompanying Index to Financial Statements are filed as part of this Annual Report on Form 10-K.

     (B)        Reports on Form 8-K

                None.

     (C)        Exhibits

         4. Limited Partnership Agreement of Partnership, incorporated by reference to the Partnership's Registration Statement on Form S-1 (Reg. No. 33-2834), which became effective with the Securities and Exchange Commission on May 20, 1986.

         4.1 Amendment, dated November 18, 1991, to Limited Partnership Agreement of Partnership.

         10.1 Management Agreement between the Partnership and PLM Investment Management, Inc., incorporated by reference to the Partnership's Registration Statement on Form S-1 (Reg. No. 33-2834), which became effective with the Securities and Exchange Commission on May 20, 1986.

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


Dated: March 20, 1998                 PLM EQUIPMENT GROWTH FUND
                                      PARTNERSHIP

                                      By:      PLM Financial Services, Inc.
                                               General Partner



                                      By:      /s/ Douglas P. Goodrich
                                               ---------------------------
                                               Douglas P. Goodrich
                                               President and Director



                                      By:      /s/ Richard K Brock
                                               ---------------------------
                                               Richard K Brock
                                               Vice President and
                                               Corporate Controller




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors of the Partnership's General Partner on the dates indicated.


Name                              Capacity                     Date


*_______________________
Robert N. Tidball               Director , FSI              March 20, 1998


*_______________________
Douglas P. Goodrich             Director , FSI              March 20, 1998


*_______________________
Stephen M. Bess                 Director , FSI              March 20, 1998


* Susan Santo, by signing her name hereto, does sign this document on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.


/s/ Susan Santo
-----------------------
Susan Santo
Attorney-in-Fact

                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)

                          INDEX TO FINANCIAL STATEMENTS

                                  (Item 14(a))




                                                                       Page



Report of independent auditors                                           28

Balance sheets as of December 31, 1997 and 1996                          29

Statements of income for the years ended
   December 31, 1997, 1996, and 1995                                     30

Statements of changes in partners' capital for the years
   ended December 31, 1997, 1996, and 1995                               31

Statements of cash flows for the years ended
   December 31, 1997, 1996, and 1995                                     32

Notes to financial statements                                            33-40


All financial statement schedules have been omitted, because the required information is not pertinent to the registrant or is not material, or because the information required is included in the financial statements and notes thereto.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PLM Equipment Growth Fund as of December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 1997, in conformity with generally accepted accounting principles.


/S/ KPMG PEAT MARWICK LLP
------------------------------------

SAN FRANCISCO, CALIFORNIA
March 12, 1998

                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)
                                 BALANCE SHEETS
                                  December 31,
                 (in thousands of dollars, except unit amounts)





                                                                                   1997                 1996
                                                                                ---------------------------------
Assets

Equipment held for operating leases, at cost                                     $   33,019            $   45,118
Less accumulated depreciation                                                       (24,885 )             (33,919)
    Net equipment                                                                     8,134                11,199

Cash and cash equivalents                                                             4,585                 1,864
Restricted cash                                                                          --                    60
Accounts receivable, less allowance for doubtful accounts
      of $212 in 1997 and $139 in 1996                                                  920                 1,039
Due from affiliate                                                                      353                    --
Investments in unconsolidated special-purpose entities                                5,983                 6,553
Prepaid expenses and other assets                                                        31                    34
                                                                               -------------------------------------

      Total assets                                                               $   20,006            $   20,749
                                                                               =====================================


Liabilities and partners' capital


Liabilities:
Accounts payable and accrued expenses                                            $      735            $      457
Due to affiliates                                                                       529                   121
Lessee deposits and reserve for repairs                                                  44                   753
                                                                               -------------------------------------
  Total liabilities                                                                   1,308                 1,331
                                                                               -------------------------------------

Partners' capital (deficit):
Limited partners (5,785,350 depositary units as of
    December 31, 1997 and 1996)                                                      18,887                19,641
General Partner                                                                        (189 )                (223)
                                                                               -------------------------------------
  Total partners' capital                                                            18,698                19,418
                                                                               -------------------------------------

      Total liabilities and partners' capital                                    $   20,006            $   20,749
                                                                               =====================================










                       See accompanying notes to financial
                                  statements.

                            PLM EQUIPMENT GROWTH FUND
                            (A Limited Partnership)
                              STATEMENTS OF INCOME
                        For the Years Ended December 31,
        (in thousands of dollars, except weighted-average unit amounts)



                                                                           1997           1996            1995
                                                                       -------------------------------------------
Revenues

Lease revenue                                                           $    8,956       $   10,187       $  20,621
Interest and other income                                                      241              368             759
Net gain on disposition of equipment                                         3,265           13,304           2,195
                                                                      ------------------------------------------------
  Total revenues                                                            12,462           23,859          23,575
                                                                      ------------------------------------------------

Expenses

Depreciation and amortization                                                2,276            3,267           8,547
Management fees to affiliate                                                   535              739           1,318
Repairs and maintenance                                                      2,164            2,405           2,787
Equipment operating expenses                                                    --               --           2,261
Interest expense                                                                --              945           2,021
Insurance expense to affiliate                                                  --                1             214
Other insurance expenses                                                        61               73             382
General and administrative expenses to affiliate                               641              708             921
Other general and administrative expenses                                      527              468             623
Provision for bad debts                                                         90              134             267
                                                                      ------------------------------------------------
  Total expenses                                                             6,294            8,740          19,341
                                                                      ------------------------------------------------

Equity in net income (loss) of unconsolidated
    special-purpose entities                                                  (483)           8,728              --
                                                                      ------------------------------------------------

      Net income                                                        $    5,685       $   23,847       $   4,234
                                                                      ================================================

Partners' share of net income

Limited partners                                                        $    5,587       $   23,609       $   4,063
General Partner                                                                 98              238             171
                                                                      ------------------------------------------------

      Total                                                             $    5,685       $   23,847       $   4,234
                                                                      ================================================

Net income per weighted-average depositary unit
      (5,785,350 in 1997, 5,787,545 in 1996, and
       5,826,210 in 1995)                                              $     0.97       $     4.08       $    0.70
                                                                      ================================================

Cash distribution                                                       $    6,405       $    8,358       $  13,549
Special distribution                                                            --           10,242              --
Total distribution                                                           6,405           18,600          13,549
                                                                      ================================================

Per weighted-average depositary unit:
Cash distribution                                                       $     1.10       $     1.43       $    2.30
Special distribution                                                            --             1.75              --
Total distribution                                                      $     1.10       $     3.18       $    2.30
                                                                      ================================================

                       See accompanying notes to financial
                                  statements.

                            PLM EQUIPMENT GROWTH FUND
(A Limited Partnership) STATEMENTS OF CHANGES IN PARTNERS' CAPITAL For the Years
       Ended December 31, 1997, 1996, and 1995 (in thousands of dollars)





                                                                Limited         General
                                                                Partners        Partner           Total
                                                               -------------------------------------------



Partners' capital (deficit) as of December 31, 1994             $   24,374         $   (311)         $    24,063

Net income                                                           4,063              171                4,234

Repurchase of depositary units                                        (414 )             --                 (414)

Cash distribution                                                  (13,414 )           (135)             (13,549)
                                                              -----------------------------------------------------

Partners' capital (deficit) as of December 31, 1995                 14,609             (275)              14,334

Net income                                                          23,609              238               23,847

Repurchase of depositary units                                        (163 )             --                 (163)

Cash distribution                                                   (8,274 )            (84)              (8,358)

Special distribution                                               (10,140 )           (102)             (10,242)
                                                              -----------------------------------------------------

Partners' capital (deficit) as of December 31, 1996                 19,641             (223)              19,418

Net income                                                           5,587               98                5,685

Cash distribution                                                   (6,341 )            (64)              (6,405)

Partners' capital (deficit) as of December 31, 1997             $   18,887         $   (189)         $    18,698
                                                              =====================================================
















                       See accompanying notes to financial
                                  statements.

                            PLM EQUIPMENT GROWTH FUND
                            (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                        For the Years Ended December 31,
                           (in thousands of dollars)


                                                                           1997           1996           1995
                                                                       -------------------------------------------
Operating activities
Net income                                                              $      5,685      $     23,847       $      4,234
Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
  Depreciation and amortization                                                2,276             3,267              8,547
  Net gain on disposition of equipment                                        (3,265)          (13,304 )           (2,195)
  Equity in net (income) loss from unconsolidated special-
      purpose entities                                                           483            (8,728 )               --
  Changes in operating assets and liabilities:
    Restricted cash                                                               60               187                272
    Accounts receivable, net                                                    (219)              344                256
    Due from affiliate                                                          (353)               --                 --
    Prepaid expenses and other assets                                              3               (50 )                9
    Deferred charges, net                                                          -                 -               (172)
    Accounts payable and accrued expenses                                        278              (208 )              (47)
    Due to affiliates                                                            408                21                (98)
    Lessee deposits and reserve for repairs                                     (649)             (209 )             (977)
                                                                      ------------------------------------------------------
      Net cash provided by operating activities                                4,707             5,167              9,829
                                                                      ------------------------------------------------------

Investing activities
Payments for capital improvements and
    equipment purchases                                                         (116)              (62 )              (47)
Investment in unconsolidated special-purpose
    entities (see Note 4)                                                       (831)               --                 --
Liquidation of investment in equipment placed in
    unconsolidated special-purpose entities                                      150            17,525                 --
Distribution from unconsolidated special-purpose entities                      1,049             1,521                 --
Proceeds from disposition of equipment                                         4,167            17,917              7,142
                                                                      ------------------------------------------------------
      Net cash provided by investing activities                                4,419            36,901              7,095
                                                                      ------------------------------------------------------

Financing activities
Principal repayments under note payable                                           --           (23,000 )          (28,000)
Proceeds from notes payable                                                       --                --             23,000
Decrease in restricted cash                                                       --                85              1,348
Cash distribution paid to limited partners                                    (6,341)           (8,274 )          (13,414)
Cash distribution paid to General Partner                                        (64)              (84 )             (135)
Special distribution paid to limited partners                                      -           (10,140 )               --
Special distribution paid to General Partner                                       -              (102 )               --
Repurchases of depositary units                                                    -              (163 )             (414)
                                                                      ------------------------------------------------------
      Net cash used in financing activities                                   (6,405)          (41,678 )          (17,615)
                                                                      ------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                           2,721               390               (691)
Cash and cash equivalents at beginning of year (see Note 4)                    1,864             1,474              2,542
                                                                      ------------------------------------------------------
Cash and cash equivalents at end of year                                $      4,585      $      1,864       $      1,851
                                                                      ======================================================

Supplemental information
Interest paid                                                           $         --      $        958       $      2,123
                                                                      ======================================================
Receipt of interest in unconsolidated special-purpose entity in
      settlement of receivables                                         $        281      $         --       $         --
                                                                      ======================================================
Sales proceeds included in accounts receivable                          $          3      $         --       $         --
                                                                      ======================================================



                       See accompanying notes to financial
                                  statements.

                            PLM EQUIPMENT GROWTH FUND
                              A Limited Partnership
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

1.    Basis of Presentation

      Organization

      PLM Equipment Growth Fund, a California limited partnership (the Partnership) was formed on January 28, 1986. The Partnership engages in the business of owning and leasing primarily used transportation and related equipment, and commenced significant operations in August 1986. PLM Financial Services, Inc. (FSI) is the General Partner. FSI is a wholly-owned subsidiary of PLM International, Inc. (PLM International).

      The Partnership will terminate on December 31, 2006, unless terminated earlier upon sale of all equipment or by certain other events. Since the third quarter of 1994, and in accordance with the limited partnership agreement, the General Partner may no longer reinvest cash flows and surplus funds in equipment. All future cash flows and surplus funds, if any, are to be used for distributions to partners, except to the extent used to maintain reasonable reserves. The General Partner began the liquidation phase of the Partnership in January 1998.

      FSI manages the affairs of the Partnership. The net income (loss) and distributions of the Partnership are generally allocated 99% to the limited partners and 1% to the General Partner (see Net Income (Loss) and Distributions Per Depositary Unit, below). The General Partner is entitled to an incentive fee equal to 15% of surplus distributions, as defined in the limited partnership agreement, remaining after the limited partners have received a certain minimum rate of return.

      These financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, along with disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Operations

      The equipment owned by the Partnership is managed, under a continuing management agreement, by PLM Investment Management, Inc. (IMI), a wholly-owned subsidiary of FSI. IMI receives a monthly management fee from the Partnership for managing the equipment (see Note 2). FSI, in conjunction with its subsidiaries, sells transportation equipment to investor programs and third parties, manages pools of transportation equipment under agreements with the investor programs, and is a General Partner of other programs.

      Accounting for Leases

      The Partnership's leasing operations generally consist of operating leases. Under the operating lease method of accounting, the leased asset is recorded at cost and depreciated over its estimated useful life. Rental payments are recorded as revenue over the lease term. Lease origination costs are capitalized and amortized over the term of the lease.

      Depreciation and Amortization

      Depreciation of equipment held for operating leases is computed on the 150% declining balance or 200% declining balance method, based upon estimated useful lives of 9 to 12 years for aircraft, 15 to 18 years for railcars, and 12 years for marine containers, trailers, and the marine vessel. Both accelerated depreciation methods convert to straight line when annual depreciation expense using the straight-line method exceeds that calculated by the accelerated method. Acquisition fees were capitalized as part of the cost of the equipment. Lease negotiation fees were amortized over the initial equipment lease term. Debt placement fees and issuance costs were amortized over the term of the loan for which they were paid. Major expenditures that are expected to extend the useful lives or reduce future operating expenses for equipment are capitalized.

                            PLM EQUIPMENT GROWTH FUND
                              A Limited Partnership
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

1.    Basis of Presentation (continued)

      Transportation Equipment

      In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). In accordance with SFAS 121, the General Partner reviews the carrying value of the Partnership's equipment at least annually in relation to expected future market conditions for the purpose of assessing recoverability of the recorded amounts. If projected future lease revenue plus residual values are less than the carrying value of the equipment, a loss on revaluation is recorded. No reductions to the carrying value of equipment were required during either 1997 or 1996.

      Investments in Unconsolidated Special-Purpose Entities

      The Partnership has interests in unconsolidated special-purpose entities that own transportation equipment. These interests are accounted for using the equity method.

      The Partnership's investment in unconsolidated special-purpose entities includes acquisition and lease negotiation fees paid by the Partnership to TEC. The Partnership's equity interest in net income of unconsolidated special-purpose entities is reflected net of management fees paid or payable to IMI and the amortization of acquisition and lease negotiation fees paid to TEC.

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

      Net Income (Loss) and Distributions Per Depositary Unit

      The net income (loss) and distributions of the Partnership are generally allocated 99% to the limited partners and 1% to the General Partner. The limited partners' net income (loss) and distributions are allocated among the limited partners based on the number of depositary units owned by each limited partner. The General Partner received a special allocation of income in the amount of $41,000 in 1997 and $129,000 in 1995. No special allocation was received in 1996.

      Cash distributions are recorded when paid. An operating cash distribution of $1.6 million ($0.274 per depositary unit) and a special distribution of $3.5 million ($0.60 per depositary unit) were declared on January 22, 1998 and paid on February 13, 1998 to the unitholders of record as of December 31, 1997. Operating cash distributions were $6.4 million, $8.4 million, and $13.5 million in 1997, 1996, and 1995, respectively.

      No special distributions were paid to partners in 1997. The special distributions paid to partners in 1996 were $10.2 million. Cash distributions to investors in excess of net income are considered to represent a return of capital. Cash distributions to limited partners of $0.8 million in 1997 were deemed to be a return of capital. No cash distributions in 1996 were deemed to be a return of capital.

                            PLM EQUIPMENT GROWTH FUND
                              A Limited Partnership
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

1.    Basis of Presentation (continued)

      Cash and Cash Equivalents

      The Partnership considers as cash equivalents highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less. The carrying amount of cash equivalents approximates fair market value due to the short-term nature of the investments.

      Restricted Cash

      Lessee security deposits held by the Partnership at December 31, 1996 were considered restricted cash.

      Reclassifications

      Certain amounts in the 1996 and 1995 financial statements have been reclassified to conform to the 1997 presentation.

2.    General Partner and Transactions with Affiliates

      An officer of FSI contributed $100 of the Partnership's initial capital. Under the equipment management agreement, IMI receives a monthly management fee attributable to either owned equipment or interests in equipment owned by the USPEs equal to the greater of (a) 10% of cash flows or (b) 1/12 of 1/2% of the book value of the equipment portfolio, subject to a reduction in certain events, as described in the limited Partnership Agreement. Partnership management fees of $0.1 million were payable to IMI as of December 31, 1997 and 1996. The Partnership's proportional share of USPE management fees of $10,000 and $36,000 was payable as of December 31, 1997 and 1996, respectively. The Partnership's proportional share of USPE management fee expense was $0.2 million during 1997 and 1996.
      Additionally, the Partnership reimbursed FSI and its affiliates $0.6 million, $0.7 million, and $0.9 million for administrative services and data processing expenses performed on behalf of the Partnership in 1997, 1996, and 1995, respectively. The Partnership's proportional share of USPE administrative and data processing expenses was $49,000 and $0.1 million during 1997 and 1996, respectively.

      As of December 31, 1997, $0.4 million was due from one of the USPE's. The amount was paid to the Partnership in the first quarter of 1998.

      The Partnership paid $1,000 and $0.2 million in 1996 and 1995, respectively, to Transportation Equipment Indemnity, Company, Ltd. (TEI), which provides marine insurance coverage and other insurance brokerage services. No fees were paid to TEI in 1997 for wholly-owned equipment. The Partnership's proportional share of USPE marine insurance coverage paid to TEI was $0.2 million during 1997. TEI is an affiliate of the General Partner. A substantial portion of these amounts was paid to third-party reinsurance underwriters or placed in risk pools managed by TEI on behalf of affiliated partnerships and PLM International, which provide threshold coverages on marine vessel loss of hire and hull and machinery damage. All pooling arrangement funds are either paid out to cover applicable losses or refunded pro rata by TEI.

      As of December 31, 1997, 70% of the Partnership's trailer equipment was in rental facilities operated by an affiliate of the General Partner. Revenues collected under short-term rental agreements with the rental yards' customers are credited to the owners of the related equipment as received. Direct expenses associated with the equipment are charged directly to the Partnership. An allocation of indirect expenses of the rental yard operations is charged to the Partnership monthly. .

                            PLM EQUIPMENT GROWTH FUND
                              A Limited Partnership
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

3.    Equipment

      The components of owned equipment as of December 31, 1997 and 1996 were as follows (in thousands of dollars):


      Equipment Held for Operating Leases                  1997                1996
-----------------------------------------------------  ---------------------------------

Rail equipment                                          $    21,948          $    21,909
Trailers                                                      7,628                9,445
Marine containers                                             3,443                7,465
Aircraft and aircraft engines                                    --                6,299
                                                             33,019               45,118
Less accumulated depreciation                               (24,885)             (33,919)
  Net equipment                                         $     8,134          $    11,199
                                                       ====================================

      As of December 31, 1997 and 1996, no equipment was held for sale.

      Revenues are earned by placing the equipment under operating leases that are generally billed monthly or quarterly. All of the Partnership's marine containers are leased to operators of utilization-type leasing pools, which include equipment owned by unaffiliated parties. In such instances, revenues received by the Partnership consist of a specified percentage of revenues generated by leasing the equipment to sublessees, after deducting certain direct operating expenses of the pooled equipment. Rents for railcars are based on mileage traveled or a fixed rate; rents for all other equipment are based on fixed rates.

      As of December 31, 1997, all owned equipment in the Partnership's portfolio was on lease or operating in PLM-affiliated short-term trailer rental facilities, except for 24 marine containers and 3 railcars with an aggregate net book value of $20,000. As of December 31, 1996, the Partnership had 27 marine containers and 20 railcars off lease with an aggregate net book value of $0.1 million.

      The General Partner, on behalf of the Partnership, incurred approximately $0.1 million and $62,000 in 1997 and 1996, respectively, in capital improvements, but did not purchase any additional equipment, in accordance with the limited partnership agreement.

      During 1997, the Partnership sold marine containers, trailers, railcars, and an aircraft, with a net book value of $0.9 million, for $4.2 million. During 1996, the Partnership sold or disposed of marine containers, trailers, offshore supply vessels, railcars, locomotives, and an aircraft engine, with a net book value of $4.6 million, for $17.9 million.

      All leases for owned and partially-owned equipment are being accounted for as operating leases. Future minimum rentals under noncancelable leases for owned and partially-owned equipment as of December 31, 1997, and during each of the next five years and thereafter, are approximately $1.1 million in 1998, $0.5 million in 1999, $0.3 million in 2000, $0.1 million in 2001,
      $54,000 in 2002, and $900 thereafter. Contingent rentals based upon utilization for owned and partially-owned equipment were approximately $0.8 million, $1.2 million, and $2.2 million in 1997, 1996, and 1995, respectively.

      The Partnership owns certain equipment that is leased and operated internationally. A limited number of the Partnership's transactions are denominated in a foreign currency. Gains or losses resulting from foreign currency transactions are included in the results of operations and are not material.

                            PLM EQUIPMENT GROWTH FUND
                              A Limited Partnership
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

3.    Equipment (continued)

      The Partnership leases or leased its aircraft, railcars, mobile offshore drilling unit, and trailers to lessees domiciled in six geographic regions: Canada, the United States, South America, Europe, Australia, and Asia. Marine equipment is leased to multiple lessees in different regions who operate the marine equipment worldwide. The tables below set forth geographic information about the Partnership's equipment grouped by domicile of the lessee as of and for the years ended December 31, 1997, 1996, and 1995 (in thousands of dollars):


      Lease Revenues               Investments in USPEs        Owned Equipment       Total Equipment
                                ----------------------------------------------------------------------

          Region                 1997           1996          1997         1996             1995
---------------------------  -----------------------------------------------------------------------

Rest of the world             $      2,345   $      2,115   $        796   $    1,423         $   7,166
Canada                                  --             --            877        5,381             5,426
United States                           --            879          7,283        3,383             6,092
Asia                                    --            441             --           --               876
Europe                                  --            104             --           --               311
South America                          590            590             --           --               590
Australia                               --             27             --           --               160
                            ------------------------------------------------------------------------------
  Total lease revenues        $      2,935   $      4,156   $      8,956   $   10,187         $  20,621
                            ==============================================================================


      The following table sets forth identifiable income (loss) information by region for the years ended December 31, 1997, 1996, and 1995 (in thousands of dollars):


       Net Income (Loss)                    Investments in USPEs           Owned Equipment        Total Equipment
                                       ----------------------------------------------------------------------------

                Region                       1997             1996           1997          1996              1995
--------------------------------------  ------------------------------------------------------------------------------

Rest of the world                        $          12      $        247   $       1,949   $   12,223          $    2,756
Canada                                              --                --           3,774        3,570               3,282
United States                                       --             8,264           1,468          935                 942
Asia                                              (520)             (695)             --         (175 )              (295 )
Europe                                              --               715              --           --                  38
South America                                       25               (62)             --           --                (175 )
Australia                                           --               259              --           --                  17
                                       -------------------------------------------------------------------------------------
  Total identifiable income                       (483)            8,728           7,191       16,553               6,565
  Other net loss not identifiable                   --                --     (1,023     )      (1,434 )            (2,331 )
                                       -------------------------------------------------------------------------------------
    Total net income                     $        (483)     $      8,728   $       6,168   $   15,119          $    4,234
                                       =====================================================================================


                            PLM EQUIPMENT GROWTH FUND
                              A Limited Partnership
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

3.    Equipment (continued)

   Thenet book value of these assets at December 31, 1997, 1996, and 1995 are as follows (in thousands of dollars):


    Net Book Value                         Investments in USPEs                         Owned Equipment
                               ------------------------------------------  ------------------------------------------

             Region                     1997            1996            1995           1997           1996          1995
--------------------------------- --------------------------------------------------------------------------------------------

Rest of the world                   $      1,247    $      2,090   $       2,615   $      1,190    $    2,252   $     3,066
Canada                                        --              --              --          4,710         5,800         7,140
United States                                 --              --             170          2,234         3,147         5,019
Asia                                       1,241           1,689           2,368             --            --         1,339
Europe                                        --              --             731             --            --            --
South America                              3,495           2,774           3,334             --            --            --
Australia                                     --              --             358             --            --            --
                                  --------------------------------------------------------------------------------------------
  Total equipment held for
    operating leases                       5,983           6,553           9,576          8,134        11,199        16,564

Rest of the world                             --              --              --             --            --         2,298
United States                                 --              --           7,295             --            --            --
                                  --------------------------------------------------------------------------------------------
  Total assets held for sale                  --              --           7,295             --            --         2,298
                                  --------------------------------------------------------------------------------------------
    Total equipment                 $      5,983    $      6,553   $      16,871   $      8,134    $   11,199   $    18,862
                                  ============================================================================================


No lessees accounted for 10% or more of total lease revenues during 1997, 1996, or 1995.

4.   Investments in Unconsolidated Special-Purpose Entities

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

      The principal  differences  between the previous accounting method and the equity method concern the presentation of activities relating to these assets in the statement of operations. Whereas under the equity method of accounting the Partnership's proportionate share is presented as a single net amount, equity in net income (loss) of USPEs, under the previous method the Partnership's statement of operations reflected its proportionate share of each individual item of revenue and expense. Accordingly, the effect of adopting the equity method of accounting has no cumulative effect on previously reported partners' capital or on the Partnership's net income (loss) for the period of adoption. Because the effects on previously issued financial statements of applying the equity method of accounting to investments in jointly-owned assets are not considered to be material to such financial statements taken as a whole, previously issued financial statements have not been restated. However, certain items have been reclassified in the previously issued balance sheet to conform to the current period presentation. The beginning cash and cash equivalent for 1996 is different from the ending cash and cash equivalent for 1995 on the statement of cash flows due to this reclassification.

                            PLM EQUIPMENT GROWTH FUND
                              A Limited Partnership
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

4.   Investments in Unconsolidated Special Purpose Entities (continued)

     The following summarizes the financial information for the special-purpose entities and the Partnership's interest therein as of and for the years ended December 31, 1997 and 1996 (in thousands of dollars):



                                                  1997                                     1996
                                                --------                                ----------
                                                         Net Interest                              Net Interest
                                        Total                 of              Total USPEs         of Partnership
                                        USPEs            Partnership
                                 --------------------------------------------------------------------------------

Net Investments                    $       31,664      $         5,983      $       31,608     $         6,553
Revenues                                    9,610                2,935              11,872               4,156
Net Income                                   (666)                (483 )            15,453               8,728


     The net investments in unconsolidated special-purpose entities include the following jointly-owned equipment and related assets and liabilities as of December 31 (in thousands of dollars):


% Ownership                          Equipment                     1997               1996
-------------------------------------------------------------------------------------------------
      12%            Boeing 767-200ER                           $    2,303          $     2,774
      50%            Product Tanker                                  1,247                2,090
      50%            Boeing 737-200                                  1,241                1,689
      18%            Boeing 727-200                                  1,192                   --
                       Net investments                          $    5,983          $     6,553
                                                              ====================================

     During 1997, the Partnership liquidated an aircraft engine from its 50% investment in an entity that owned a commercial aircraft and an aircraft engine, for a gain of $0.2 million. During 1996, the Partnership liquidated its 70% and 50% investments in commuter aircraft, its 55% investment in a mobile offshore drilling unit, and its 50% investment in an aircraft engine, with an aggregate net book value of $8.3 million, for aggregate proceeds of $17.5 million.

     The Partnership's 50% investment in a commercial aircraft, included in the investments in unconsolidated special-purpose entities, was off lease as of December 31, 1997.

     An aircraft lessee encountered financial difficulties in 1996. The General Partner established reserves against these receivables due to the determination that ultimate collection of these rents was uncertain. As payment for these past due receivables, the Partnership was given an 18% interest in an entity that owns a Boeing 727 aircraft. In 1997, the Partnership contributed $0.8 million to this entity. These funds were used to make capital repairs to prepare the aircraft for sale. This aircraft was sold at its approximate net book value in the first quarter of 1998. The fair market value of the Partnership's interest in this aircraft approximated the outstanding receivable from this lessee.

5.   Notes Payable

     During 1996, the General Partner used a portion of its equipment sale proceeds to pay off its entire $23.0 million adjustable-rate senior secured note with a syndicate of insurance companies. Quarterly interest payments on the debt were equal to LIBOR plus 1.35% per annum and adjusted quarterly (7.04% as of December 31, 1995). The Partnership is prohibited for incurring any new indebtedness as it is in the liquidation phase.

6.   Income Taxes

     The Partnership is not subject to income taxes, as any income or loss is included in the tax returns of the individual partners. Accordingly, no provision for income taxes has been made in the financial statements of the Partnership.

                            PLM EQUIPMENT GROWTH FUND
                              A Limited Partnership
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

6.    Income Taxes (continued)

      As of December 31, 1997, there were temporary differences of approximately $14.0 million between the financial statement carrying values of certain assets and liabilities and the federal income tax bases of such assets and liabilities, primarily due to differences in depreciation methods and equipment reserves.

7.    Depositary Unit Repurchase Plan

      The Partnership had engaged in a program to repurchase up to 250,000 depositary units. No repurchases of depositary units were made during 1997. During the year ended December 31, 1996, the Partnership repurchased 24,800 depositary units at a cost of $163,000. As of December 31, 1997, the Partnership had repurchased a total of 199,650 depositary units at a cost of $2.6 million. The General Partner does not plan any future repurchases of depositary units on behalf of the Partnership.

8.    Delisting of Partnership Units

      The General Partner delisted the Partnership's depositary units from the American Stock Exchange (AMEX) on April 8, 1996. The last day for trading on the AMEX was March 22, 1996. Under the Internal Revenue Code (the
      Code), then in effect, the Partnership was classified as a publicly traded partnership. The Code treated all publicly traded partnerships as corporations if they remained publicly traded after December 31, 1997. Treating the Partnership as a corporation would have meant that the Partnership itself became a taxable rather than a flow-through entity. As a taxable entity, the income of the Partnership would have become subject to federal taxation at both the partnership level and the investor level to the extent that income would have been distributed to an investor. In addition, the General Partner believed that the trading price of the depositary units would have become distorted when the Partnership began the final liquidation of the underlying equipment portfolio. In order to avoid taxation of the Partnership as a corporation and to prevent unfairness to unitholders, the General Partner delisted the Partnership's depositary units from the AMEX. While the Partnership's depositary units are no longer publicly traded on a national stock exchange, the General Partner continues to manage the equipment of the Partnership and prepare and distribute quarterly and annual reports and Forms 10-Q and 10-K in accordance with Securities and Exchange Commission requirements. In addition, the General Partner continues to provide pertinent tax reporting forms and information to unitholders.

      As of March 20, 1998, there were 5,785,350 depositary units outstanding. There are approximately 8,800 depositary unitholders of record as of the date of this report.

      Several secondary exchanges facilitate sales and purchases of limited partnership units. Secondary markets are characterized as having few buyers for limited partnership interests and, therefore, are generally viewed as inefficient vehicles for the sale of limited partnership units. There is presently no public market for the units and none is likely to develop. To prevent the units from being considered publicly traded and thereby to avoid taxation of the Partnership as an association treated as a corporation under the Code, the units will not be transferred without the consent of the General Partner, which may be withheld in its absolute discretion. The General Partner intends to monitor transfers of units in an effort to ensure that they do not exceed the number permitted by certain safe harbors promulgated by the Internal Revenue Service. A transfer may be prohibited if the intended transferee is not a U.S. citizen or if the transfer would cause any portion of the units to be treated as plan assets.

                                                  PLM EQUIPMENT GROWTH FUND

                                                      INDEX OF EXHIBITS


    Exhibit                                                          Page

    4.     Limited Partnership Agreement of Registrant                  *

    4.1    Amendment  to Limited Partnership Agreement of Registrant    *

   10.1    Management Agreement between Registrant and PLM Investment   *
           Management, Inc.

   24.     Powers of Attorney                                        42-44



--------
* Incorporated by reference.  See page 25 of this report.