Form 10-Q
period 1998-03-31
PLM EQUIPMENT GROWTH FUND
filed 1998-05-13
CIK 788813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q


[x]      Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934
         For the quarter ended March 31, 1998.

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
                                 BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)






                                                                                   March 31,       December 31,
                                                                                      1998             1997
                                                                                ---------------------------------
Assets

Equipment held for operating leases, at cost                                     $   31,506           $    33,019
Less accumulated depreciation                                                       (24,080)              (24,885)
                                                                               -------------------------------------
    Net equipment                                                                     7,426                 8,134

Cash and cash equivalents                                                             1,809                 4,585
Accounts receivable, less allowance for doubtful accounts
      of $63 as of March 31, 1998, and $212 as of December 31, 1997                     783                   920
Due from affiliate                                                                       --                   353
Investments in unconsolidated special-purpose entities                                5,004                 5,983
Prepaid expenses and other assets                                                        21                    31
                                                                               -------------------------------------

      Total assets                                                               $   15,043           $    20,006
                                                                               =====================================


Liabilities and partners' capital


Liabilities:
Accounts payable and accrued expenses                                            $      324           $       735
Due to affiliates                                                                       459                   529
Lessee deposits and reserve for repairs                                                 103                    44
                                                                               -------------------------------------
  Total liabilities                                                                     886                 1,308

Partners' capital (deficit):
Limited partners (5,785,350 depositary units
    as of March 31, 1998 and as of December 31, 1997)                                14,340                18,887
General Partner                                                                        (183)                 (189)
                                                                               -------------------------------------
  Total partners' capital                                                            14,157                18,698
                                                                               -------------------------------------

      Total liabilities and partners' capital                                    $   15,043           $    20,006
                                                                               =====================================














                       See accompanying notes to financial
                                  statements.

                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)
                              STATEMENTS OF INCOME
       (in thousands of dollars, except per weighted-average unit amounts)



                                                                                          For the Three Months
                                                                                            Ended March 31,

                                                                                            1998            1997
                                                                                        ----------------------------
Revenues

Lease revenue                                                                            $    1,969        $    2,190
Interest and other income                                                                        67                59
Net gain on disposition of equipment                                                             75                76
                                                                                        --------------------------------
  Total revenues                                                                              2,111             2,325

Expenses

Depreciation and amortization                                                                   495               596
Management fees to affiliate                                                                    166               138
Repairs and maintenance                                                                         569               354
Insurance expense                                                                                10                14
General and administrative expenses to affiliate                                                144               155
Other general and administrative expenses                                                       256               136
(Recovery of ) provision for bad debt                                                          (116 )             153
                                                                                        --------------------------------
  Total expenses                                                                              1,524             1,546

Equity in net loss of unconsolidated special-purpose entities                                   (44 )             (26)
                                                                                        --------------------------------

      Net income                                                                         $      543        $      753
                                                                                        ================================

Partners' share of net income

Limited partners                                                                         $      486        $      745
General Partner                                                                                  57                 8
                                                                                        --------------------------------

      Total                                                                              $      543        $      753
                                                                                        ================================

Net income per weighted-average depositary unit (5,785,350 units
      as of March 31, 1998 and 1997)                                                     $     0.08        $     0.13
                                                                                        ================================

Cash distribution                                                                        $    1,601        $    1,601
Special distribution                                                                          3,483                --
Total distributions                                                                      $    5,084        $    1,601
                                                                                        ================================

Per weighted-average depositary unit:
Cash distribution                                                                        $     0.27        $     0.27
Special distribution                                                                           0.60                --
                                                                                        --------------------------------
Total distributions                                                                      $     0.87        $     0.27
                                                                                        ================================





                 See accompanying notes to financial statements.

                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
            From the Period Ended December 31, 1996 to March 31, 1998
                            (in thousands of dollars)



                                                                 Limited              General
                                                                Partners              Partner               Total
                                                             ----------------------------------------------------------


Partners' capital (deficit) at December 31, 1996               $   19,641             $ (223 )            $  19,418

Net income                                                          5,587                 98                  5,685

Cash distributions                                                 (6,341)               (64 )               (6,405 )
                                                              ---------------------------------------------------------

Partners' capital (deficit) at December 31, 1997                   18,887               (189 )               18,698

Net income                                                            486                 57                    543

Cash distribution                                                  (1,585)               (16 )               (1,601 )

Special distribution                                               (3,448)               (35 )               (3,483 )
                                                             ----------------------------------------------------------

Partners' capital (deficit) at March 31, 1998                  $   14,340             $ (183 )            $  14,157
                                                             ==========================================================


























                 See accompanying notes to financial statements.

                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)



                                                                             For the Three Months
                                                                                 Ended March 31,

                                                                          1998                  1997
                                                                       ---------------------------------

Operating activities
Net income                                                              $      543            $      753
Adjustment to reconcile net income to net cash
    provided by (used in) operating activities:
  Depreciation and amortization                                                495                   596
  Net gain on disposition of equipment                                         (75)                  (76 )
  Equity in net loss from unconsolidated
      special-purpose entities                                                  44                    26
  Changes in operating assets and liabilities:
    Accounts receivable, net                                                   189                    59
    Due from affiliates                                                        353                    --
    Prepaid expenses and other assets                                           10                     9
    Accounts payable and accrued expenses                                     (411)                 (154 )
    Due to affiliates                                                          (70)                  (74 )
    Lessee deposits and reserve for repairs                                     59                    44
                                                                      -------------------------------------
      Net cash provided by operating activities                              1,137                 1,183
                                                                      -------------------------------------

Investing activities
Payments for capital improvements                                              (74)                   --
Proceeds from disposition of equipment                                         310                   142
Liquidation distributions from unconsolidated
    special-purpose entities                                                 1,101                    --
(Additional investments in) distributions from unconsolidated
    special-purpose entities                                                  (166)                  524
                                                                      -------------------------------------
      Net cash provided by investing activities                              1,171                   666
                                                                      -------------------------------------

Financing activities
Cash distributions paid to limited partners                                 (1,585)               (1,585 )
Cash distributions paid to General Partner                                     (16)                  (16 )
Special distributions paid to limited partners                              (3,448)                   --
Special distributions paid to General Partner                                  (35)                   --
                                                                      -------------------------------------
      Net cash used in financing activities                                 (5,084)               (1,601 )
                                                                      -------------------------------------

Net (decrease) increase in cash and cash equivalents                        (2,776)                  248
Cash and cash equivalents at beginning of period                             4,585                 1,864
                                                                      -------------------------------------
Cash and cash equivalents at end of period                              $    1,809            $    2,112
                                                                      =====================================

Supplemental information
Sales proceeds in accounts receivable                                   $       55            $       --
                                                                      =====================================








                       See accompanying notes to financial
                                  statements.

                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1998


1.   Opinion of Management

     In the opinion of the management of PLM Financial Services, Inc., (the General Partner), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the PLM Equipment Growth Fund's (the Partnership's) financial position as of March 31, 1998 and December 31, 1997, the statements of income for the three months ended March 31, 1998 and 1997, the statements of changes in Partners' capital from the period ended December 31, 1996 to March 31, 1998, and the statements of cash flows for the three months ended March 31, 1998 and 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10 K for the year ended December 31, 1997, on file at the Securities and Exchange Commission.

2.   Distributions

     Distributions are recorded when paid. Operating cash distributions were $1.6 million for the three months ended March 31, 1998 and 1997. In addition, a $3.5 million special distribution was paid to the partners during the three months ended March 31, 1998, from the proceeds realized on the sale of equipment in 1998 and 1997. During the quarter ended March 31, 1998, cash distributions to unitholders of $4.5 million were deemed to be a return of capital. No special distributions were paid during the three months ended March 31, 1997.

     Cash distributions of $1.6 million ($0.27 per weighted-average depositary unit) were declared on April 24, 1998, and are to be paid on May 15, 1998, to the unitholders of record as of March 31, 1998.


3.   General Partner and Transactions with Affiliates

     The balance due to affiliates as of March 31, 1998, included $10,000 due to FSI and its affiliates for management fees and $0.4 million due to affiliated unconsolidated special purpose entities (USPEs). The balance due to affiliates as of December 31, 1997, included $0.1 million due to FSI and its affiliates for management fees and $0.4 million due to affiliated USPEs. The Partnership's proportional share of USPE affiliated management fees, of $39,000 and $10,000, were payable as of March 31, 1998 and December 31, 1997, respectively.

     The Partnership's proportional share of the affiliated expenses incurred by the USPEs during 1998 and 1997 is listed in the following table (in thousands of dollars):


                                                                                      For the Three Months
                                                                                        Ended March 31,
                                                                                     1998             1997
                                                                                --------------------------------

Management fees                                                                   $      48        $     108
Insurance expense                                                                        17               61
Data processing and administrative
   expenses                                                                              14                8


     Transportation Equipment Indemnity Company, Ltd. (TEI) provides marine insurance coverage for Partnership equipment and other insurance brokerage services. TEI is an affiliate of the General Partner.


4.   Equipment

     Owned equipment held for operating leases is stated at cost.

     The components of owned equipment are as follows (in thousands of dollars):


                                                                           March 31,        December 31,
                                                                            1998                 1997
                                                                      -------------------------------------
Railcar equipment                                                       $    21,997          $    21,948
Trailers                                                                      6,248                7,628
Marine containers                                                             3,261                3,443

                                                                             31,506               33,019

Less accumulated depreciation                                               (24,080)             (24,885)
                                                                      -------------------------------------
Net equipment                                                           $     7,426          $     8,134
                                                                      =====================================


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

     As of March 31, 1998, all equipment in the Partnership's owned equipment portfolio was on lease or operating in PLM-affiliated short-term trailer rental facilities except for 24 marine containers, 8 railcars, and one aircraft with carrying values of $47,000.

     In the third quarter of 1994, the Partnership ended its reinvestment phase in accordance with the Limited Partnership Agreement; therefore, no equipment was purchased during the quarters ended March 31, 1998 and 1997. Capital improvements to the Partnership's railcar fleet of $0.1 million were made during the quarter ended March 31, 1998.

     During the three months ended March 31, 1998, the Partnership sold or disposed of marine containers, trailers and railcars with an aggregate net book value of $0.3 million for proceeds of $0.4 million. During the three months ended March 31, 1997, the Partnership sold or disposed of marine containers and trailers with an aggregate net book value of $0.1 million for proceeds of $0.1 million.

5.   Investments in Unconsolidated Special-Purpose Entities

     The net investments in USPE's include the following jointly-owned equipment (and related assets and liabilities) (in thousands of dollars):


                                                                 March 31,         December 31,
% Ownership                          Equipment                     1998               1997
----------------------------------------------------------------------------------------------
      12%            Boeing 767-200                             $    2,198           $    2,303
      50%            Product Tanker                                  1,533                1,247
      50%            Boeing 737-200                                  1,198                1,241
      18%            Boeing 727-200                                     75                1,192
                       Net investments                          $    5,004           $    5,983
                                                              =====================================

     The Boeing 737-200 aircraft in which the Partnership has a 50% investment was off-lease at March 31, 1998 and 1997.

     During the first quarter of 1998, the General Partner sold the aircraft in which the Partnership had an 18% interest for its approximate net book value.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


 (I)        RESULTS OF OPERATIONS

Comparison of the Partnership's Operating Results for the Three Months Ended March 31, 1998 and 1997

(A)      Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance and asset-specific insurance expenses) on owned equipment decreased during the quarter ended March 31, 1998 when compared to the same period of 1997. The following table presents lease revenues less direct expenses by owned equipment type (in thousands of dollars):


                                                                           For the Three Months
                                                                              Ended March 31,
                                                                          1998               1997
                                                                      -------------------------------
Railcar equipment                                                       $  1,046          $  1,237
Trailers                                                                     268               300
Marine containers                                                             80               182
Aircraft                                                                      --               108


Rail equipment: Rail equipment lease revenues and direct expenses were $1.5 million and $0.5 million, respectively, for the quarter ended March 31, 1998, compared to $1.5 million and $0.3 million, respectively, for the same period of 1997. Expenses increased due to increased repairs required on certain of the railcars in the fleet during 1998 which were not needed during 1997.

Trailers: Trailer lease revenues and direct expenses were $0.4 million and $0.1 million, respectively, for the quarter ended March 31, 1998, compared to $0.4 million and $0.1 million, respectively, for the same period of 1997. The trailer contribution decreased due to the sale of trailers during 1998 and 1997.

Marine containers: Marine container lease revenues and direct expenses were $0.1 million and $1,000, respectively, for the quarter ended March 31, 1998, compared to $0.2 million and $2,000, respectively, for the same period of 1997. The number of marine containers owned by the Partnership has been declining over the past twelve months due to sales and dispositions.

Aircraft: The Partnership had zero revenues and direct expenses from aircraft for the quarter ended March 31, 1998, compared to $0.1 million and $2,000, respectively, for the same period of 1997. Aircraft contribution decreased due to the off-lease status of the aircraft held for sale in the first quarter of 1998 . This aircraft was also held for sale at December 31, 1997.

(B) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $0.9 million for the quarter ended March 31, 1998, decreased from $1.2 million for the same period of 1997. Significant variances are explained as follows:

(1) A $0.3 million decrease in bad debt expense primarily reflecting the Partnership's recovery of certain receivable balances previously reserved for as bad debt.

(2) A $0.1 million decrease in depreciation and amortization expenses from 1997 levels reflecting the sale of certain assets during the first quarter of 1998 and during 1997.

(3)  A  $0.1  million  increase  in   administrative   expenses  due  to  higher
professional service costs.

(C) Net Gain on Disposition of Owned Equipment

The net gain on disposition of owned equipment for the first quarter of 1998 totaled $0.1 million which resulted from the sale of marine containers, trailers, and railcars with an aggregate net book value of $0.3 million for proceeds of $0.4 million. The net gain on disposition of owned equipment for the first quarter of 1997 totaled $0.1 million which resulted from the sale of marine containers and trailers with an aggregate net book value of $0.1 million for proceeds of $0.1 million.

(D) Equity in Net Income (Loss) of Unconsolidated Special-purpose Entities

Equity in net income (loss) of unconsolidated special-purpose entities represents net income generated from the operation of jointly-owned assets accounted for under the equity method (see Note 5 to the financial statements) (in thousands of dollars).


                                                                          For the Three Months
                                                                             Ended March 31,

                                                                          1998              1997
                                                                      ------------------------------
Marine vessels                                                          $    34           $    90
Aircraft and aircraft engines                                               (78 )            (116)
                                                                      ------------------------------
Equity in net (loss)                                                    $   (44 )         $   (26)
                                                                      ==============================

Marine vessel: The Partnership's share of marine vessel revenues and expenses was $0.6 million and $0.6 million, respectively, for the quarter ended March 31, 1998, compared to $0.6 million and $0.5 million, respectively, for the same period of 1997. At March 31, 1998 and 1997, the Partnership owned a 50% interest in an entity which owns a marine vessel. The increase in expense in the first quarter of 1998 resulted from additional repairs and maintenance associated with the vessel which were not required during the same period in 1997.

Aircraft and aircraft engines: The Partnership's share of aircraft revenues and expenses was $0.1 million and $0.2 million, respectively, for the quarter ended March 31, 1998, compared to $0.1 million and $0.2 million, respectively, for the same period of 1997. As of March 31, 1998, the Partnership owned 50% and 12% interests in entities which own commercial aircraft. The Partnership liquidated its 18% interest in an entity which owned an aircraft during the first quarter of 1998. The loss of $0.1 million for the quarter ended March 31, 1998, related to the Partnership's 50% investment in a commercial aircraft which was off lease during the first three months of 1998. The Partnership's remaining 12% investment in a commercial aircraft operated at essentially break even during the first quarter of 1998.

(E) Net Income

As a result of the foregoing, the Partnership's net income of $0.5 million for the first quarter of 1998, decreased from net income of $0.8 million during the same period in 1997. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors and the Partnership's performance in the first quarter of 1998 is not necessarily indicative of future periods. In the first quarter of 1998, the Partnership distributed $5.1 million to the unitholders, or $0.87 per weighted-average depositary unit.

(II) FINANCIAL CONDITION -- CAPITAL RESOURCES, LIQUIDITY, AND DISTRIBUTIONS

The General Partner purchased the Partnership's initial equipment portfolio with capital raised from its initial equity offering and permanent debt financing. No further capital contributions from the partners are permitted under the terms of the Limited Partnership Agreement. The Partnership currently has no long-term debt obligations. The Partnership relies on operating cash flows to meet its operating obligations, maintain working capital reserves, and to make cash distributions to the partners.

For the three  months  ended March 31,  1998,  the  Partnership  generated  $1.0 million operating cash (net cash provided by operating activities plus distributions from unconsolidated special-purpose entities) to meet its operating obligations and maintain the current level of distributions (total for three months ended March 31, 1998 of approximately $1.6 million) to the partners, but also used undistributed available cash from prior periods of approximately $0.6 million. During the three months ended March 31, 1998, the General Partner sold owned equipment on behalf of the Partnership and realized proceeds of approximately $0.3 million. A special distribution of $3.5 million ($0.60 per weighted-average depositary unit) was paid on February 13, 1998.

(III) YEAR 2000 COMPLIANCE

The General Partner is currently addressing the year 2000 computer software issue and is creating a timetable for carrying out any program modifications that may be required. The General Partner does not anticipate that the cost of those modifications allocable to the Partnership will be material.

(IV)  ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued two new statements: SFAS No. 130, "Reporting Comprehensive Income," which requires enterprises to report, by major component and in total, all changes in equity from nonowner sources; and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for a public company's operating segments and related disclosures about its products, services, geographic areas, and major customers. Both statements are effective for the Partnership's fiscal year ended December 31, 1998. The effect of adoption of these statements will be limited to the form and content of the Partnership's disclosures and will not impact the Partnership's results of operations, cash flow, or financial position.

(V) OUTLOOK FOR THE FUTURE

Since the Partnership entered its orderly liquidation phase in the beginning of 1998, the General Partner has been seeking to selectively re-lease or sell assets as the existing leases expire. Sale decisions will cause the operating performance of the Partnership to decline over the remainder of its life. Throughout the remaining life of the Partnership, the Partnership may make special distributions to the Partners as asset sales are completed.

Several factors may affect the Partnership's operating performance in 1998 and beyond, including changes in the markets for the Partnership's equipment and changes in the regulatory environment in which that equipment operates.

The Partnership's operation of a diversified equipment portfolio in a broad base of markets is intended to reduce its exposure to volatility in individual equipment sectors.

The ability of the Partnership to realize acceptable lease rates on its equipment in the different equipment markets is contingent on many factors, such as specific market conditions and economic activity, technological obsolescence, and government or other regulations. The unpredictability of some of these factors, or of their occurrence, makes it difficult for the General Partner to clearly define trends or influences that may impact the performance of the Partnership's equipment. The General Partner continuously monitors both the equipment markets and the performance of the Partnership's equipment in these markets. The General Partner may make an evaluation to reduce the Partnership's exposure to equipment markets in which it determines that it cannot operate equipment and achieve acceptable rates of return.

(VI) FORWARD-LOOKING INFORMATION

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



                                     PLM EQUIPMENT GROWTH FUND

                                     By:      PLM Financial Services, Inc.
                                              General Partner




      Date:  May 12, 1998            By:      /s/ Richard K Brock
                                              -------------------------------
                                              Richard K Brock
                                              Vice President and
                                              Corporate Controller