Form 10-Q
period 1998-06-30
PLM EQUIPMENT GROWTH FUND
filed 1998-08-03
CIK 788813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarter ended June 30, 1998

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


       Registrant's telephone number, including area code: (415) 974-1399

                             -----------------------


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)
                                 BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)



                                                                                  June 30,             December 31,
                                                                                    1998                   1997
                                      -----------------------------------------------------------------------------------
Assets

Equipment held for operating lease, at cost                                  $         30,215       $          33,019
Less accumulated depreciation                                                         (23,632)                (24,885)
                                                                            ---------------------------------------------
  Net equipment                                                                         6,583                   8,134

Cash and cash equivalents                                                               2,804                   4,585
Accounts receivable, net of allowance for doubtful accounts
    of $69 in 1998 and $212 in 1997                                                       810                     920
Due from affiliate                                                                         --                     353
Investments in unconsolidated special-purpose entities                                  4,626                   5,983
Prepaid expenses and other assets                                                          11                      31
                                                                            ---------------------------------------------

    Total assets                                                             $         14,834       $          20,006
                                                                            =============================================




Liabilities and partners' capital

Liabilities:
Accounts payable and accrued expenses                                            $        481       $             735
Due to affiliates                                                                         497                     529
Lessee deposits and reserve for repairs                                                    34                      44
                                                                               ------------------------------------------
  Total liabilities                                                                     1,012                   1,308
                                                                               ------------------------------------------

Partners' capital (deficit):
Limited partners (5,785,350 depositary units
      as of June 30, 1998 and December 31, 1997)                                       13,978                  18,887
General Partner                                                                          (156)                   (189)
                                                                               ------------------------------------------
  Total partners' capital                                                              13,822                  18,698
                                                                               ------------------------------------------

      Total liabilities and partners' capital                                    $     14,834       $          20,006
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

                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)
                              STATEMENTS OF INCOME
         (in thousands of dollars, except weighted-average unit amounts)



                                                               For the Three Months                   For the Six Months
                                                                  Ended June 30,                        Ended June 30,

                                                               1998           1997                  1998            1997
                                                          -------------------------------------------------------------------
Revenues

Lease revenue                                               $  1,839       $  2,243            $   3,808        $   4,433
Interest and other income                                         23             30                   90               89
Net gain on disposition of equipment                             145            248                  220              324
                                                          ------------------------------------------------------------------
  Total revenues                                               2,007          2,521                4,118            4,846
                                                          ------------------------------------------------------------------

Expenses

Depreciation and amortization                                    477            584                  972            1,180
Management fees to affiliate                                     108            126                  274              264
Repairs and maintenance                                          636            519                1,204              873
Insurance expense to affiliate                                   (38)            --                  (38 )             --
Other insurance expense                                           10             13                   21               27
General and administrative expenses to affiliates                146            117                  290              272
Other general and administrative expenses                        143            123                  398              259
Provision for (recovery of) bad debt expense                       7             21                 (109 )            174
                                                          ------------------------------------------------------------------
  Total expenses                                               1,489          1,503                3,012            3,049
                                                          ------------------------------------------------------------------

Equity in net income (loss) of unconsolidated
    special-purpose entities                                     180           (818)                 135             (844)
                                                          ------------------------------------------------------------------

    Net income                                              $    698       $    200            $   1,241        $     953
                                                          ==================================================================


Partners' share of net income


Limited partners                                            $    661       $    176            $   1,147        $     921
General Partner                                                   37             24                   94               32
                                                          ------------------------------------------------------------------

    Total                                                   $    698       $    200            $   1,241        $     953
                                                          ==================================================================

Net income per weighted-average depositary unit
    (5,785,350 units as of June 30, 1998 and 1997)          $   0.11       $   0.03            $    0.20        $    0.16
                                                          ==================================================================

Cash distributions                                          $  1,033       $  1,601            $   2,634        $   3,202
Special distributions                                             --             --                3,483               --
                             -----------------------------------------------------------------------------------------------
Total distributions                                         $  1,033       $  1,601            $   6,117        $   3,202
                             ===============================================================================================

Per weighted-average depositary unit:
Cash distributions                                          $   0.18       $   0.27            $    0.45        $    0.55
Special distributions                                             --             --                 0.60               --
                             -----------------------------------------------------------------------------------------------
Total distributions                                         $   0.18       $   0.27            $    1.05        $    0.55
                             ===============================================================================================







                 See accompanying notes to financial statements.

                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
               From the Period From December 31, 1996 to June 30,
                                      1998
                            (in thousands of dollars)



                                                                Limited              General
                                                                Partners             Partner               Total
                                                              ------------------------------------------------------

Partners' capital (deficit) as of December 31, 1996            $   19,641                   (223)                19,418

Net income                                                          5,587                     98                  5,685

Cash distributions                                                 (6,341)                   (64)                (6,405)

  Partners' capital (deficit) as of December 31, 1997              18,887                   (189)                18,698

Net income                                                          1,147                     94                  1,241

Cash distributions                                                 (2,608)                   (26)                (2,634)

Special distributions                                              (3,448)                   (35)                (3,483)
                                                             -------------------------------------------------------------

  Partners' capital (deficit) as of June 30, 1998              $   13,978             $     (156)            $   13,822
                                                             =============================================================
































                 See accompanying notes to financial statements.

                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)



                                                                         For the Six Months
                                                                           Ended June 30,

                                                                          1998                  1997
                                                                       ---------------------------------

Operating activities

Net income                                                              $    1,241            $      953
Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
  Depreciation                                                                 972                 1,180
  Net gain on disposition of equipment                                        (220)                 (324 )
  Equity in net (income) loss from unconsolidated
    special-purpose entities                                                  (135)                  844
  Changes in operating assets and liabilities:
    Accounts receivable, net                                                   127                   (85 )
    Due from affiliate                                                         353                    --
    Prepaid expenses and other assets                                           20                    21
    Accounts payable and accrued expenses                                     (254)                 (165 )
    Due to affiliates                                                          (32)                  (81 )
    Lessee deposits and reserve for repairs                                    (10)                    2
                                                                      -------------------------------------
      Net cash provided by operating activities                              2,062                 2,345
                                                                      -------------------------------------

Investing activities

Payments for capital improvements                                             (102)                  (25 )
Liquidation distributions from unconsolidated
    special-purpose entity                                                   1,101                    --
Distributions from unconsolidated special-purpose entities                     391                   698
Proceeds from disposition of equipment                                         884                   728
                                                                      -------------------------------------
      Net cash provided by investing activities                              2,274                 1,401
                                                                      -------------------------------------

Financing activities

Cash distributions paid to limited partners                                 (2,608)               (3,170 )
Cash distributions paid to General Partner                                     (26)                  (32 )
Special distributions paid to limited partners                              (3,448)                   --
Special distributions paid to General Partner                                  (35)                   --
                                                                      -------------------------------------
      Net cash used in financing activities                                 (6,117)               (3,202 )
                                                                      -------------------------------------

Net increase (decrease) in cash and cash equivalents                        (1,781)                  544
Cash and cash equivalents at beginning of period                             4,585                 1,864
                                                                      -------------------------------------
Cash and cash equivalents at end of period                              $    2,804            $    2,408
                                                                      =====================================

Supplemental information
Sale proceeds in accounts receivable                                    $       20                    --
                                                                      =====================================









                       See accompanying notes to financial
                                  statements.

                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1998


1.       Opinion of Management

In the opinion of the management of PLM Financial Services, Inc. (the General Partner), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the PLM Equipment Growth Fund's (the Partnership's) financial position as of June 30, 1998 and December 31, 1997, the statements of income for the three and six months ended June 30, 1998 and 1997, the statements of changes in Partners' capital from December 31, 1996 to June 30, 1998, and the statements of cash flows for the six months ended June 30, 1998 and 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997, on file at the Securities and Exchange Commission.

2.       Reclassifications

Certain amounts in the 1997 financial statements have been reclassified to conform to the 1998 presentation.

3.       Cash Distributions

Distributions are recorded when paid. Operating cash distributions were $2.6 million and $3.2 million for the six months ended June 30, 1998 and 1997, respectively, and $1.0 million and $1.6 million for the three months ended June 30, 1998 and 1997, respectively. In addition, a $3.5 million special distribution was paid during the six months ended June 30, 1998. During the six months ended June 30, 1998 and 1997, cash distributions to unitholders of $4.9 million and $2.2 million, respectively, were deemed to be a return of capital. Cash distributions of $1.0 million relating to the results from the second quarter of 1998 were paid during the third quarter of 1998.

4.       Transactions with General Partner and Affiliates

The Partnership's proportional share of the affiliated expenses incurred by the USPEs during 1998 and 1997 is listed in the following table (in thousands of dollars):


                                                    For the Three Months            For the Six Months
                                                       Ended June 30,                 Ended June 30,
                                                    1998            1997           1998             1997
                                               --------------------------------------------------------------

Management fees                                  $      18       $      30        $      66        $     138
Data processing and administrative
    expenses                                            13              12               27               20
Insurance expense                                        1              37               (7)              99



Transportation Equipment Indemnity Company, Ltd. (TEI), an affiliate of the General Partner, provides marine insurance coverage for the Partnership's investment in USPEs and other insurance brokerage services. TEI did not provide the same insurance coverage during 1998 as had been provided during 1997. These services were provided by an unaffiliated third party.

The balance due to affiliates as of June 30, 1998 includes $38,000 due to FSI and its affiliate for management fees and $0.5 million due to affiliated USPEs. The balance due to affiliates as of December 31, 1997 includes $0.1 million due to FSI and its affiliate for management fees and $0.4 million due to affiliated USPEs.

                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1998



5.       Equipment

Owned equipment held for operating leases is stated at cost. The components of owned equipment are as follows (in thousands of dollars):


                                                                                       June 30,     December 31,
                                                                                     1998                1997
                                                                                 --------------------------------
Railcar equipment                                                                 $    22,000          $    21,948
Trailers                                                                                5,509                7,628
Marine containers                                                                       2,706                3,443
                                        -----------------------------------------------------------------------------
                                                                                       30,215               33,019

Less accumulated depreciation                                                         (23,632)             (24,885)
                                                                                 ------------------------------------
  Net equipment                                                                   $     6,583          $     8,134
                                                                                 ====================================


As of June 30, 1998, all equipment in the Partnership's owned equipment portfolio was on lease or operating in PLM-affiliated short-term trailer rental facilities, except for 23 marine containers and 4 railcars with an aggregate net book value of $23,000. As of December 31, 1997, all equipment in the Partnership's owned equipment portfolio was on lease or operating in PLM-affiliated short-term trailer rental facilities, except for 24 marine containers and 3 railcars with an aggregate net book value of $20,000.

In the third quarter of 1994, the Partnership ended its reinvestment phase in accordance with the limited partnership agreement; therefore, no equipment was purchased during the quarters ended June 30, 1998 and 1997. Capital improvements to the Partnership's equipment of $0.1 million and $25,000 were made during the six months ended June 30, 1998 and June 30, 1997, respectively.

During the six months ended June 30, 1998, the Partnership sold or disposed of marine containers, railcars, and trailers, with an aggregate net book value of $0.7 million, for proceeds of $0.9 million. During the six months ended June 30, 1997, the Partnership sold or disposed of marine containers and trailers, with an aggregate net book value of $0.4 million, for proceeds of $0.7 million.

6.   Investments in Unconsolidated Special-Purpose Entities

The net investments in unconsolidated special-purpose entities (USPEs) include the following jointly-owned equipment (and related assets and liabilities) (in thousands of dollars):


                                                                     June 30,           December 31,
                                                                       1998                 1997
                                                              -------------------------------------------
12% interest in an entity owning a Boeing 767-200 ER           $           2,091   $            2,303
50% interest in an entity owning a Product Tanker                          1,858                1,247
50% interest in an entity owning a Boeing 737-200                            675                1,241
18% interest in an entity owning a Boeing 727-200                              2                1,192
    Net investments                                            $           4,626   $            5,983
                                                             ===========================================

The Boeing 737-200 aircraft was off lease as of June 30, 1998 and December 31, 1997. During the first quarter of 1998, the General Partner sold the aircraft in which the Partnership had an 18% interest for its approximate net book value.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


 (I)        RESULTS OF OPERATIONS

Comparison of PLM Equipment Growth Fund's (the Partnership's) Operating Results for the Three Months Ended June 30, 1998 and 1997

(A)      Owned Equipment Operations

Lease revenues less direct expenses (defined as repair and maintenance and asset-specific insurance expenses) on owned equipment decreased during the quarter ended June 30, 1998, compared to the same period of 1997. The following table presents lease revenues less direct expenses by owned equipment type (in thousands of dollars):


                                                                          For the Three Months
                                                                             Ended June 30,
                                                                          1998             1997
                                                                       ---------------------------
Railcar equipment                                                       $    939          $  1,125
Trailers                                                                     238               270
Marine containers                                                             22               213
Aircraft                                                                      --               108


Rail equipment: Rail equipment lease revenues and direct expenses were $1.5 million and $0.6 million, respectively, for the quarter ended June 30, 1998, compared to $1.5 million and $0.4 million, respectively, for the same period of 1997. Direct expenses on railcars increased due to increased repairs required on certain of the railcars in the fleet during 1998, which were not needed during 1997.

Trailers: Trailer lease revenues and direct expenses were $0.3 million and $0.1 million, respectively, for the quarter ended June 30, 1998, compared to $0.4 million and $0.1 million, respectively, for the same period of 1997. The number of trailers owned by the Partnership has been declining over the past twelve months due to sales and dispositions. The result of this declining fleet has been a decrease in trailer contribution.

Marine containers: Marine container lease revenues and direct expenses were $23,000 and $1,000, respectively, for the quarter ended June 30, 1998, compared to $0.2 million and $1,000, respectively, for the same period of 1997. The number of marine containers owned by the Partnership has been declining over the past twelve months due to sales and dispositions. The result of this declining fleet has been a decrease in marine container contribution.

Aircraft: The Partnership had zero revenues and direct expenses from aircraft for the quarter ended June 30, 1998, compared to $0.1 million and a $2,000, respectively, for the same period of 1997. Aircraft contribution decreased in the second quarter of 1998 due to the disposition of the last aircraft in the Partnership in the third quarter of 1997.

(B) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $0.8 million for the quarter ended June 30, 1998 decreased from $1.0 million for the same period of 1997. The decrease is due primarily to a $0.1 million decrease in depreciation expenses from 1997 levels resulting from the sale of certain assets during 1998 and 1997.

(C)      Net Gain on Disposition of Owned Equipment

The net gain on disposition of owned equipment for the second quarter of 1998 totaled $0.1 million, and resulted from the sale of marine containers, railcars, and trailers, with an aggregate net book value of $0.4 million, for aggregate proceeds of $0.5 million. For the second quarter of 1997, gain on sales totaled $0.2 million, and resulted from the sale of marine containers and trailers, with an aggregate net book value of $0.4 million, for aggregate proceeds of $0.6 million.

(D)      Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):


                                                                          For the Three Months
                                                                             Ended June 30,

                                                                          1998              1997
                                                                      ------------------------------
Marine vessel                                                           $   314           $    95
Aircraft                                                                   (134 )            (913)
    Equity in net income (loss)                                         $   180           $  (818)
                                   =================================================================

Marine vessel: As of June 30, 1998 and 1997, the Partnership had an interest in an entity that owns a marine vessel. The Partnership's share of marine vessel revenues and expenses was $0.7 million and $0.4 million, respectively, for the quarter ended June 30, 1998, compared to $0.6 million and $0.5 million, respectively, for the same period of 1997. The increase in contribution in the second quarter of 1998 resulted from higher lease rates earned during the second quarter of 1998, compared to the same period of 1997.

Aircraft: As of June 30, 1998 and 1997, the Partnership had an interest in two entities that own a total of two commercial aircraft. The Partnership's share of aircraft revenues and expenses was $0.1 million and $0.2 million, respectively, for the quarter ended June 30, 1998, compared to $0.1 million and $1.1 million, respectively, for the same period of 1997. The Partnership liquidated its 18% interest in an entity that owned an aircraft during the first quarter of 1998. The Partnership's 50% interest in an entity that owns a commercial aircraft was off lease during the second quarter of 1998. Direct expenses in this entity decreased due to decreased repairs on this aircraft. The Partnership's remaining 12% interest in an entity that owns a commercial aircraft operated at essentially break-even during the second quarter of 1998.

(E)      Net Income

As a result of the foregoing, the Partnership's net income of $0.7 million for the second quarter of 1998 increased from net income of $0.2 million during the same period of 1997. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the second quarter of 1998 is not necessarily indicative of future periods. In the second quarter of 1998, the Partnership distributed $1.0 million to the unitholders, or $0.18 per weighted-average depositary unit.

Comparison of the Partnership's Operating Results for the Six Months Ended June 30, 1998 and 1997

(A)      Owned Equipment Operations

Lease revenues less direct expenses (defined as repair and maintenance and asset-specific insurance expenses) on owned equipment decreased during the six months ended June 30, 1998, compared to the same period of 1997. The following table presents lease revenues less direct expenses by owned equipment type (in thousands of dollars):


                                                                            For the Six Months
                                                                              Ended June 30,
                                                                          1998              1997
                                                                      ------------------------------
Rail equipment                                                          $  1,986          $  2,362
Trailers                                                                     506               577
Marine containers                                                            102               389
Aircraft                                                                      --               215


Rail equipment: Rail equipment lease revenues and direct expenses were $3.0 million and $1.0 million, respectively, for the six months ended June 30, 1998, compared to $3.0 million and $0.7 million, respectively, during the same period of 1997. The decrease in railcar contribution resulted from increased repairs required on certain of the railcars in the fleet during 1998, which were not needed in 1997.

Trailers: Trailer lease revenues and direct expenses were $0.7 million and $0.2 million, respectively, for the six months ended June 30, 1998, compared to $0.8 million and $0.2 million, respectively, during the same period of 1997. The number of trailers owned by the Partnership has been declining over the past twelve months due to sales and dispositions. The result of this declining fleet has been a decrease in trailer contribution.

Marine containers: Marine container lease revenues and direct expenses were $0.1 million and $2,000, respectively, for the six months ended June 30, 1998, compared to $0.4 million and $3,000, respectively, during the same period of 1997. The number of marine containers owned by the Partnership has been declining over the past twelve months due to sales and dispositions. The result of this declining fleet has been a decrease in marine container contribution.

Aircraft: The Partnership had zero revenues and direct expenses from aircraft for the six months ended June 30, 1998, compared to $0.2 million and $4,000, respectively, during the same period of 1997. Aircraft contribution decreased due to the disposition of an aircraft during the third quarter of 1997.

(B) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $1.8 million for the six months ended June 30, 1998 decreased from $2.2 million for the same period in 1997. Significant variances are explained as follows:

(1) A $0.3 million decrease in bad debt expense due to a $0.2 million decrease in reserve for a certain lessee resulting from the application of security deposits against uncollected outstanding receivable, and the collection of $0.1 million in outstanding receivables from certain lessees that were previously reserved for as bad debts.

(2) A $0.2 million decrease in depreciation expenses from 1997 levels reflecting the sale of certain assets during the first six months of 1998 and during 1997.

A $0.2 million increase in general and administrative expenes due to railcars consulting expenses which were not required in 1997.

(C) Net Gain on Disposition of Owned Equipment

Net gain on disposition of equipment for the six months ended June 30, 1998 totaled $0.2 million, and resulted from the sale of marine containers, railcars, and trailers with a net book value of $0.7 million, for proceeds of $0.9 million. For the six months ended June 30, 1997, the gain on sales totaled $0.3 million, and resulted from the sale of marine containers and trailers, with a net book value of $0.4 million, for proceeds of $0.7 million.

(D)      Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):


                                                                            For the Six Months
                                                                              Ended June 30,

                                                                           1998              1997
                                                                      -------------------------------
Marine vessel                                                           $     348           $      184
Aircraft                                                                     (213 )             (1,028)
Equity in net income (loss)                                             $     135           $     (844)
                                   ======================================================================

Marine vessel: As of June 30, 1998 and 1997, the Partnership had an interest in an entity that owns a marine vessel. The Partnership's share of marine vessel revenues and expenses was $1.3 million and $1.0 million, respectively, for the six months ended June 30, 1998, compared to $1.2 million and $1.0 million, respectively, during the same period of 1997. The increase in revenue resulted from higher lease rates during the six months ended June 30, 1998, compared to the same period of 1997.

Aircraft: As of June 30, 1998 and 1997, the Partnership had an interest in two entities that own a total of two commercial aircraft. The Partnership's share of aircraft revenues and expenses was $0.3 million and $0.5 million, respectively, for the six months ended June 30, 1998, compared to $0.3 million and $1.3 million, respectively, during the same period of 1997. The Partnership liquidated its 18% interest in an entity that owned an aircraft during the first quarter of 1998. The Partnership s 50% interest in an entity that owns a commercial aircraft was off lease during the first six months of 1998. Direct expenses in this entity decreased due to decreased repairs on this aircraft. The Partnership's remaining 12% interest in an entity that owns a commercial aircraft operated at essentially break-even during the first six months of 1998.

(E)      Net Income

As a result of the foregoing, the Partnership's net income of $1.2 million for the six months ended June 30, 1998 increased from net income of $1.0 million during the same period in 1997. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the first six months of 1998 is not necessarily indicative of future periods. During the six months ended June 30, 1998, the Partnership distributed $6.1 million to the unitholders, or $1.05 per weighted-average depositary unit, including a special distribution of $0.60 per weighted-average depositary unit.

(II)     FINANCIAL CONDITION -- CAPITAL RESOURCES, LIQUIDITY, AND DISTRIBUTIONS

For the six months ended June 30, 1998, the Partnership generated $2.5 million in operating cash (net cash provided by operating activities, plus non-liquidating distributions from unconsolidated special-purpose entities) to meet its operating obligations and maintain the current level of distributions (total for six months ended June 30, 1998 of approximately $6.1 million) to the partners, but used undistributed available cash from prior periods of approximately $3.6 million.

During the six months ended June 30, 1998, the General Partner sold equipment on behalf of the Partnership and realized proceeds of approximately $0.9 million. A special distribution of $3.5 million ($0.60 per weighted-average depositary unit) was paid on February 13, 1998.

The General Partner has not planned any expenditures, nor is it aware of any contingencies that would cause the Partnership to require any additional capital to that mentioned above.

Equipment sales have and will continue to reduce overall lease revenues in the Partnership to the extent that further reductions in distribution levels may become necessary. In addition, with the Partnership in active liquidation phase, the size of the Partnership's remaining equipment portfolio and, in turn, the amount of net cash flows from operations will continue to become progressively smaller as assets are sold. Although distribution levels may be reduced, significant asset sales may result in potential special distributions to the partners.

The amounts reflected for assets and liabilities of the Partnership have not been adjusted to reflect liquidation values. The equipment portfolio that is actively being marketed for sale by the General Partner continues to be carried at the lower of depreciated cost or fair value less cost of disposal. Although the General Partner estimates that there will be distributions to the Partnership after final disposal of assets and settlement of liabilities, the amounts cannot be accurately determined prior to actual disposal of the equipment.

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

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. This statement is effective for all quarters of fiscal years beginning after June 15, 1999. As of June 30, 1998, the General Partner is reviewing the effect this standard will have on the Partnership's consolidated financial statements.

(V) OUTLOOK FOR THE FUTURE

Since the Partnership entered its orderly liquidation phase in the beginning in 1998, the General Partner has been seeking to selectively re-lease or sell assets as the existing leases expire. Sale decisions will cause the operating performance of the Partnership to decline over the remainder of its life.
Throughout the remaining life of the Partnership, the Partnership may periodically make special distributions to the partners as asset sales are completed.

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

The ability of the Partnership to realize acceptable lease rates on its equipment in the different equipment markets is contingent on many factors, such as specific market conditions and economic activity, technological obsolescence, and government or other regulations. The unpredictability of some of these factors, or of their occurrence, makes it difficult for the General Partner to clearly define trends or influences that may impact the performance of the Partnership's equipment. The General Partner continually monitors both the equipment markets and the performance of the Partnership's equipment in these markets. The General Partner may make an evaluation to reduce the Partnership's exposure to equipment markets in which it determines that it cannot operate equipment and achieve acceptable rates of return.

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



                                       PLM EQUIPMENT GROWTH FUND

                                       By: PLM Financial Services, Inc.
                                           General Partner




      Date:  August 3, 1998            By: /s/ Richard K Brock
                                           --------------------------------
                                           Richard K Brock
                                           Vice President and
                                           Corporate Controller