Form 10-Q
period 1998-09-30
PLM EQUIPMENT GROWTH FUND
filed 1998-11-06
CIK 788813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarter ended September 30, 1998

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
                                 BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)



                                                                            September 30,          December 31,
                                                                                   1998                 1997
                                                                           -----------------------------------------
Assets

Equipment held for operating lease, at cost                                   $      27,308        $      33,019
Less accumulated depreciation                                                       (21,377)             (24,885)
                                                                           -----------------------------------------
  Net equipment                                                                       5,931                8,134

Cash and cash equivalents                                                             3,959                4,585
Accounts receivable, net of allowance for doubtful accounts
    of $54 in 1998 and $212 in 1997                                                     564                  920
Due from affiliate                                                                       --                  353
Investments in unconsolidated special-purpose entities                                4,289                5,983
Prepaid expenses and other assets                                                        --                   31
                                                                           -----------------------------------------

    Total assets                                                              $      14,743        $      20,006
                                                                           =========================================

Liabilities and partners' capital

Liabilities:
Accounts payable and accrued expenses                                         $         216        $         735
Due to affiliates                                                                       528                  529
Lessee deposits and reserve for repairs                                                  33                   44
  Total liabilities                                                                     777                1,308

Partners' capital (deficit):
Limited partners (5,785,350 depositary units
      as of September 30, 1998 and December 31, 1997)                                14,135               18,887
General Partner                                                                        (169)                (189)
  Total partners' capital                                                            13,966               18,698

      Total liabilities and partners' capital                                 $      14,743        $      20,006
                                                                           =========================================









                       See accompanying notes to financial
                                  statements.

                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)
                              STATEMENTS OF INCOME
         (in thousands of dollars, except weighted-average unit amounts)


                                                               For the Three Months                  For the Nine Months
                                                               Ended September 30,                   Ended September 30,

                                                               1998           1997                  1998            1997
                                                          -------------------------------------------------------------------
Revenues

Lease revenue                                               $  1,833       $  2,385            $   5,641        $   6,818
Interest and other income                                         39             38                  129              127
Net gain on disposition of equipment                             464          1,863                  684            2,188
                                                          ------------------------------------------------------------------
  Total revenues                                               2,336          4,286                6,454            9,133
                                                          ------------------------------------------------------------------

Expenses

Depreciation                                                     433            561                1,405            1,741
Management fees to affiliate                                     114             96                  388              360
Repairs and maintenance                                          520            597                1,724            1,469
Insurance expense to affiliate                                    --             --                  (38 )             --
Other insurance expense                                           10             13                   31               41
General and administrative expenses to affiliates                112            162                  402              434
Other general and administrative expenses                         75            128                  473              388
Provision for (recovery of) bad debt expense                       6            296                 (103 )            471
                                                          ------------------------------------------------------------------
  Total expenses                                               1,270          1,853                4,282            4,904
                                                          ------------------------------------------------------------------

Equity in net income (loss) of unconsolidated
    special-purpose entities                                     112            178                  247             (665)
                                                          ------------------------------------------------------------------

    Net income                                              $  1,178       $  2,611            $   2,419        $   3,564
                                                          ==================================================================


Partners' share of net income (loss)


Limited partners                                            $  1,181       $  2,595            $   2,328        $   3,516
General Partner                                                   (3)            16                   91               48
                                                          ------------------------------------------------------------------

    Total                                                   $  1,178       $  2,611            $   2,419        $   3,564
                                                          ==================================================================

Net income per weighted-average depositary unit             $   0.20       $   0.45            $    0.40        $    0.61
                             ===============================================================================================

Cash distributions                                          $  1,030       $  1,601            $   3,668        $   4,804
Special distributions                                             --             --                3,483               --
                             -----------------------------------------------------------------------------------------------
Total distributions                                         $  1,030       $  1,601            $   7,151        $   4,804
                             ===============================================================================================

Per weighted-average depositary unit:
Cash distributions                                          $   0.18       $   0.27            $    0.62        $    0.82
Special distributions                                             --             --                 0.60               --
                             -----------------------------------------------------------------------------------------------
Total distributions                                         $   0.18       $   0.27            $    1.22        $    0.82
                             ===============================================================================================






                 See accompanying notes to financial statements.

                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
             From the Period From December 31, 1996 to September 30,
                                      1998
                            (in thousands of dollars)




                                                                Limited              General
                                                                Partners             Partner               Total
                                                              ------------------------------------------------------

Partners' capital (deficit) as of December 31, 1996            $   19,641             $     (223)            $   19,418

Net income                                                          5,587                     98                  5,685

Cash distributions                                                 (6,341)                   (64)                (6,405)

  Partners' capital (deficit) as of December 31, 1997              18,887                   (189)                18,698

Net income                                                          2,328                     91                  2,419

Cash distributions                                                 (3,632)                   (36)                (3,668)

Special distributions                                              (3,448)                   (35)                (3,483)
                                                             -------------------------------------------------------------

  Partners' capital (deficit) as of September 30, 1998         $   14,135             $     (169)            $   13,966
                                                             =============================================================














                 See accompanying notes to financial statements.

                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)


                                                                         For the Nine Months
                                                                         Ended September 30,

                                                                          1998                  1997
                                                                       ---------------------------------

Operating activities

Net income                                                              $    2,419            $    3,564
Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
  Depreciation                                                               1,405                 1,741
  Net gain on disposition of equipment                                        (684)              (2,188)
  Equity in net (income) loss from unconsolidated
    special-purpose entities                                                  (247)                  665
  Changes in operating assets and liabilities:
    Accounts receivable, net                                                   381                  (301 )
    Due from affiliate                                                         353                    --
    Prepaid expenses and other assets                                           31                    32
    Accounts payable and accrued expenses                                     (519)                  277
    Due to affiliates                                                           (1)                  354
    Lessee deposits and reserve for repairs                                    (11)                 (590 )
                                                                      -------------------------------------
      Net cash provided by operating activities                              3,127                 3,554
                                                                      -------------------------------------

Investing activities

Payments for capital improvements                                             (108)                  (58 )
Liquidation distributions from unconsolidated
    special-purpose entity                                                   1,103                    --
Distributions from unconsolidated special-purpose entities                     838                   863
Proceeds from disposition of equipment                                       1,565                 2,713
                                                                      -------------------------------------
      Net cash provided by investing activities                              3,398                 3,518
                                                                      -------------------------------------

Financing activities

Cash distributions paid to limited partners                                 (3,632)               (4,756 )
Cash distributions paid to General Partner                                     (36)                  (48 )
Special distributions paid to limited partners                              (3,448)                   --
Special distributions paid to General Partner                                  (35)                   --
                                                                      -------------------------------------
      Net cash used in financing activities                                 (7,151)               (4,804 )
                                                                      -------------------------------------

Net increase (decrease) in cash and cash equivalents                          (626)                2,268
Cash and cash equivalents at beginning of period                             4,585                 1,864
                                                                      -------------------------------------
Cash and cash equivalents at end of period                              $    3,959            $    4,132
                                                                      =====================================

Supplemental information
Sale proceeds in accounts receivable                                    $       28            $      168
                                                                      =====================================







                       See accompanying notes to financial
                                  statements.

                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1998


1.       Opinion of Management

In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the PLM Equipment Growth Fund's (the Partnership's) financial position as of September 30, 1998 and December 31, 1997, the statements of income for the three and nine months ended September 30, 1998 and 1997, the statements of changes in Partners' capital from December 31, 1996 to September 30, 1998, and the statements of cash flows for the nine months ended September 30, 1998 and 1997. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997, on file at the Securities and Exchange Commission.

2.       Cash Distributions

Distributions are recorded when paid. Operating cash distributions were $3.7 million and $4.8 million for the nine months ended September 30, 1998 and 1997, respectively, and $1.0 million and $1.6 million for the three months ended September 30, 1998 and 1997, respectively. In addition, a $3.5 million special distribution was paid during the nine months ended September 30, 1998. No special distributions were paid during the nine months ended September 30, 1997. Cash distributions to the limited partners in excess of net income are considered to represent a return of capital. During the nine months ended September 30, 1998 and 1997, cash distributions to unitholders of $4.8 million and $1.2 million, respectively, were deemed to be a return of capital. Cash distributions of $1.0 million relating to the results from the third quarter of 1998 are to be paid during the fourth quarter of 1998.

3.       Transactions with General Partner and Affiliates

The Partnership's proportional share of the affiliated expenses incurred by the unconsolidated special-purpose entities (USPEs) during 1998 and 1997 is listed in the following table (in thousands of dollars):


                                                    For the Three Months            For the Nine Months
                                                    Ended September 30,             Ended September 30,
                                                    1998            1997           1998             1997
                                               --------------------------------------------------------------

Management fees                                  $      37       $      28        $     103        $     166
Insurance expense                                       20              32               13              131
Data processing and administrative
    expenses                                            11              10               38               30


The Partnership's proportional share of USPE-affiliated management fees of $23,000 and $10,000 were payable as of September 30, 1998, and December 31, 1997, respectively.

Transportation Equipment Indemnity Company, Ltd. (TEI), an affiliate of the General Partner, provides marine insurance coverage for the Partnership's investment in USPEs and other insurance brokerage services.

                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1998


4.       Transactions with General Partner and Affiliates (continued)

The balance due to affiliates as of September 30, 1998 includes $0.1 million due to FSI and its affiliate for management fees and $0.5 million due to affiliated USPEs. The balance due to affiliates as of December 31, 1997 includes $0.1 million due to FSI and its affiliate for management fees and $0.4 million due to affiliated USPEs.

5        Equipment

Owned equipment held for operating leases is stated at cost. The components of owned equipment are as follows (in thousands of dollars):


                                                                                   September 30,     December 31,
                                                                                     1998                1997
                                                                                 --------------------------------
Railcar equipment                                                                 $    21,686          $    21,948
Trailers                                                                                2,917                7,628
Marine containers                                                                       2,705                3,443
                                        -----------------------------------------------------------------------------
                                                                                       27,308               33,019

Less accumulated depreciation                                                         (21,377)             (24,885)
                                                                                 ------------------------------------
  Net equipment                                                                   $     5,931          $     8,134
                                                                                 ====================================


As of September 30, 1998, all equipment in the Partnership's owned equipment portfolio was on lease or operating in PLM-affiliated short-term trailer rental facilities, except for 23 marine containers and 3 railcars with an aggregate net book value of $16,000. As of December 31, 1997, all equipment in the Partnership's owned equipment portfolio was on lease or operating in PLM-affiliated short-term trailer rental facilities, except for 24 marine containers and 3 railcars with an aggregate net book value of $20,000.

In the third quarter of 1994, the Partnership ended its reinvestment phase in accordance with the limited partnership agreement; therefore, no equipment was purchased during the nine months ended September 30, 1998 and 1997. Capital improvements to the Partnership's equipment of $0.1 million were made during the nine months ended September 30, 1998 and September 30, 1997.

During the nine months ended September 30, 1998, the Partnership sold or disposed of marine containers, railcars, and trailers, with an aggregate net book value of $0.9 million, for proceeds of $1.6 million. During the nine months ended September 30, 1997, the Partnership sold or disposed of marine containers, trailers, and an aircraft with an aggregate net book value of $0.7 million, for proceeds of $2.9 million.

                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1998


6.   Investments in Unconsolidated Special-Purpose Entities

The net investments in unconsolidated special-purpose entities include the following jointly-owned equipment (and related assets and liabilities) (in thousands of dollars):


                                                                   September 30,         December 31,
                                                                        1998                 1997
                                                              --------------------------------------------
12% interest in an entity owning a Boeing 767-200 ER           $           2,048   $             2,303
50% interest in an entity owning a product tanker                          1,772                 1,247
50% interest in an entity owning a Boeing 737-200                            469                 1,241
18% interest in an entity that owned a Boeing 727-200                          0                 1,192
    Net investments                                            $           4,289   $             5,983
                                                             ============================================

The Boeing 737-200 aircraft was off lease as of September 30, 1998 and December 31, 1997. During the first quarter of 1998, the General Partner sold the aircraft in which the Partnership had an 18% interest for its approximate net book value.

7.    Net Income (Loss) Per Weighted-Average Partnership Unit

Net income (loss) per weighted-average Partnership unit was computed by dividing net income (loss) attributable to limited partners by the weighted-average number of Partnership units deemed outstanding during this period. The weighted-average number of Partnership units deemed outstanding during the three months and nine months ended September 30, 1998 and 1997 was 5,785,350.












                      (this space left blank intentionally)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


 (I)        RESULTS OF OPERATIONS

Comparison of PLM Equipment Growth Fund's (the Partnership's) Operating Results for the Three Months Ended September 30, 1998 and 1997

(A)      Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance and asset-specific insurance expenses) on owned equipment decreased during the quarter ended September 30, 1998, compared to the same period of 1997. The following table presents lease revenues less direct expenses by owned equipment type (in thousands of dollars):


                                                                          For the Three Months
                                                                           Ended September 30,
                                                                          1998             1997
                                                                       ---------------------------
Railcar equipment                                                       $  1,035          $  1,172
Trailers                                                                     220               302
Marine containers                                                             55               271
Aircraft                                                                      --                35


Rail equipment: Rail equipment lease revenues and direct expenses were $1.5 million and $0.5 million, respectively, for the quarter ended September 30, 1998, compared to $1.6 million and $0.4 million, respectively, for the same period of 1997. Direct revenues decreased due to the sale of railcars during the preceding twelve months. Direct expenses on railcars increased due to increased repairs required on certain of the railcars in the fleet during 1998, which were not needed during 1997.

Trailers: Trailer lease revenues and direct expenses were $0.3 million and $0.1 million, respectively, for the quarter ended September 30, 1998, compared to $0.4 million and $0.1 million, respectively, for the same period of 1997. The number of trailers owned by the Partnership has been declining over the past twelve months due to sales and dispositions. The result of this declining fleet has been a decrease in trailer contribution.

Marine containers: Marine container lease revenues and direct expenses were $0.1 million and $1,000, respectively, for the quarter ended September 30, 1998, compared to $0.3 million and $1,000, respectively, for the same period of 1997. The number of marine containers owned by the Partnership has been declining over the past twelve months due to sales and dispositions. The result of this declining fleet has been a decrease in marine container contribution

Aircraft: The Partnership had zero revenues and direct expenses from aircraft for the quarter ended September 30, 1998, compared to $36,000 and a $1,000, respectively, for the same period of 1997. Aircraft contribution decreased in the third quarter of 1998 due to the disposition of the last aircraft in the Partnership in the third quarter of 1997.

(B) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $0.7 million for the quarter ended September 30, 1998 decreased from $1.2 million for the same period of 1997. The decrease is due primarily to a $0.3 million decrease in bad debt expense recorded in 1997 related to a former aircraft lessee, a $0.1 million decrease in administrative expenses resulting from the decrease in the equipment owned by the Partnership, and a $0.1 million decrease in depreciation expense from 1997 levels resulting from the sale of certain assets during 1998 and 1997.

(C)      Net Gain on Disposition of Owned Equipment

The net gain on disposition of owned equipment for the third quarter of 1998 totaled $0.5 million, and resulted from the sale of marine containers, railcars, and trailers, with an aggregate net book value of $0.2 million, for aggregate proceeds of $0.7 million. For the third quarter of 1997, gain on sales totaled $1.9 million, and resulted from the sale of marine containers, trailers, and an aircraft with an aggregate net book value of $0.2 million, for aggregate proceeds of $2.1 million.

(D)      Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):


                                                                          For the Three Months
                                                                           Ended September 30,

                                                                          1998              1997
                                                                      ------------------------------
Marine vessel                                                           $   195           $   169
Aircraft                                                                    (83 )               9
    Equity in net income (loss)                                         $   112           $   178
                                   =================================================================

Marine vessel: As of September 30, 1998 and 1997, the Partnership had an interest in an entity that owns a marine vessel. The Partnership's share of marine vessel revenues and expenses was $0.7 million and $0.5 million, respectively, for the quarters ended September 30, 1998 and 1997. Marine vessel contribution in the third quarter of 1998 was approximately the same in the third quarter of 1998, compared to the same period of 1997.

Aircraft: As of September 30, 1998 and 1997, the Partnership had an interest in two entities that own a total of two commercial aircraft. The Partnership's share of aircraft revenues and expenses was $0.2 million and $0.2 million, respectively, for the quarter ended September 30, 1998, compared to $0.3 million and $0.3 million, respectively, for the same period of 1997. The Partnership's 50% interest in an entity that owns a commercial aircraft was off lease during the third quarter of 1998 and 1997. Direct expenses in this entity decreased due to decreased repairs on this aircraft. The Partnership's remaining 12% interest in an entity that owns a commercial aircraft operated at essentially break-even during the third quarter of 1998.

(E)      Net Income

As a result of the foregoing, the Partnership's net income of $1.2 million for the third quarter of 1998 decreased from net income of $2.6 million during the same period of 1997. The Partnership's ability to operate and liquidate assets and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the third quarter of 1998 is not necessarily indicative of future periods. In the third quarter of 1998, the Partnership distributed $1.0 million to the limited partners, or $0.18 per weighted-average depositary unit.

Comparison of the Partnership's Operating Results for the Nine Months Ended September 30, 1998 and 1997

(A)      Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance and asset-specific insurance expenses) on owned equipment decreased during the nine months ended September 30, 1998, compared to the same period of 1997. The following table presents lease revenues less direct expenses by owned equipment type (in thousands of dollars):


                                                                           For the Nine Months
                                                                           Ended September 30,
                                                                          1998              1997
                                                                      ------------------------------
Rail equipment                                                          $  3,021          $  3,533
Trailers                                                                     725               879
Marine containers                                                            157               659
Aircraft                                                                       0               250


Rail equipment: Rail equipment lease revenues and direct expenses were $4.5 million and $1.5 million, respectively, for the nine months ended September 30, 1998, compared to $4.6 million and $1.1 million, respectively, during the same period of 1997. The decrease in railcar contribution resulted from the sale of railcars over the past twelve months and an increase in repairs required on certain of the railcars in the fleet during 1998, which were not needed in 1997.

Trailers: Trailer lease revenues and direct expenses were $1.0 million and $0.3 million, respectively, for the nine months ended September 30, 1998, compared to $1.3 million and $0.4 million, respectively, during the same period of 1997. The number of trailers owned by the Partnership has been declining over the past twelve months due to sales and dispositions. The result of this declining fleet has been a decrease in trailer contribution.

Marine containers: Marine container lease revenues and direct expenses were $0.2 million and $3,000, respectively, for the nine months ended September 30, 1998, compared to $0.7 million and $4,000, respectively, during the same period of 1997. The number of marine containers owned by the Partnership has been declining over the past twelve months due to sales and dispositions. The result of this declining fleet has been a decrease in marine container contribution.

Aircraft: The Partnership had zero revenues and direct expenses from aircraft for the nine months ended September 30, 1998, compared to $0.3 million and $5,000, respectively, during the same period of 1997. Aircraft contribution decreased due to the disposition of the last aircraft in the Partnership, during the third quarter of 1997.

(B) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $2.6 million for the nine months ended September 30, 1998 decreased from $3.4 million for the same period in 1997. Significant variances are explained as follows:

(1) A $0.6 million decrease in bad debt expense due to a $0.2 million decrease in reserve for a certain lessee resulting from the application of security deposits against uncollected outstanding receivables in 1998, aircraft receivables of $0.3 million recorded as bad debts in 1997 related to a former lessee, and the collection of $0.1 million in outstanding receivables in 1998 from certain lessees that were previously reserved for as bad debts.

(2) A $0.3 million decrease in depreciation expenses from 1997 levels reflecting the sale of certain assets during the preceding twelve months.

A $0.1 million increase in general and administrative expenes due to railcar consulting expenses which were not required in 1997.

(C) Net Gain on Disposition of Owned Equipment

Net gain on disposition of equipment for the nine months ended September 30, 1998 totaled $0.7 million, and resulted from the sale of marine containers, railcars, and trailers with a net book value of $0.9 million, for proceeds of $1.6 million. For the nine months ended September 30, 1997, the gain on sales totaled $2.2 million, and resulted from the sale of marine containers, trailers, and an aircraft, with a net book value of $0.7 million, for proceeds of $2.9 million.

(D)      Equity in Net Income of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):


                                                                           For the Nine Months
                                                                           Ended September 30,

                                                                           1998              1997
                                                                      -------------------------------
Marine vessel                                                           $     542           $      354
Aircraft                                                                     (295 )             (1,019)
    Equity in net income (loss)                                         $     247           $     (665)
                                   ======================================================================

Marine vessel: As of September 30, 1998 and 1997, the Partnership had an interest in an entity that owns a marine vessel. The Partnership's share of marine vessel revenues and expenses was $1.9 million and $1.4 million, respectively, for the nine months ended September 30, 1998, compared to $1.9 million and $1.5 million, respectively, during the same period of 1997. Vessel contribution increased in 1998 due to higher charter rates while vessel expenses decreased due to a refund received during 1998 from Transportation Equipment Indemnity Company, Ltd., an affiliate of the General Partner, related to lower claims from the insured Partnership and other insured affiliated partnerships.

Aircraft: As of September 30, 1998 and 1997, the Partnership had an interest in two entities that own a total of two commercial aircraft. The Partnership's share of aircraft revenues and expenses was $0.4 million and $0.7 million, respectively, for the nine months ended September 30, 1998, compared to $0.6 million and $1.6 million, respectively, during the same period of 1997. The Partnership's 50% interest in an entity that owns a commercial aircraft was off lease during the first nine months of 1998 and 1997. Direct expenses in this entity decreased due to decreased repairs on this aircraft. The Partnership's remaining 12% interest in an entity that owns a commercial aircraft operated at essentially break-even during the first nine months of 1998.

(E)      Net Income

As a result of the foregoing, the Partnership's net income of $2.4 million for the nine months ended September 30, 1998 decreased from net income of $3.6 million during the same period in 1997. The Partnership's ability to operate and liquidate assets and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the first nine months of 1998 is not necessarily indicative of future periods. During the nine months ended September 30, 1998, the Partnership distributed $7.2 million to the unitholders, or $1.22 per weighted-average depositary unit, including a special distribution of $0.60 per weighted-average depositary unit.



(II)     FINANCIAL CONDITION -- CAPITAL RESOURCES, LIQUIDITY, AND DISTRIBUTIONS

For the nine months ended September 30, 1998, the Partnership generated $3.9 million in operating cash (net cash provided by operating activities, plus non-liquidating distributions from unconsolidated special-purpose entities) to meet its operating obligations and maintain the current level of distributions (total for nine months ended September 30, 1998 of approximately $7.2 million to the partners, but used undistributed available cash from prior periods of approximately $3.2 million.

During the nine months ended September 30, 1998, the General Partner sold equipment on behalf of the Partnership and realized proceeds of approximately $1.6 million. A special distribution of $3.5 million ($0.60 per weighted-average depositary unit) was paid on February 13, 1998.

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

(III) EFFECTS OF YEAR 2000

It is possible that the General Partner's currently installed computer systems, software products and other business systems, or the Partnership's vendors, service providers and customers, working either alone or in conjunction with other software or systems, may not accept input of, store, manipulate and output dates on or after January 1, 2000 without error or interruption (a problem commonly known as the "Year 2000" problem). As the Partnership relies substantially on the General Partner's software systems, applications and control devices in operating and monitoring significant aspects of its business, any Year 2000 problem suffered by the General Partner could have a material adverse effect on the Partnership's business, financial condition and results of operations.

The General Partner has established a special Year 2000 oversight committee to review the impact of Year 2000 issues on its software products and other business systems in order to determine whether such systems will retain functionality after December 31, 1999. The General Partner (a) is currently integrating Year 2000 compliant programming code into its existing internally customized and internally developed transaction processing software systems and
(b) the General Partner's accounting and asset management software systems have either already been made Year 2000 compliant or Year 2000 compliant upgrades of such systems are planned to be implemented by the General Partner before the end of fiscal 1999. Although the General Partner believes that its Year 2000 compliance program can be completed by the beginning of 1999, there can be no assurance that the compliance program will be completed by that date. To date, the costs incurred and allocated to the Partnership to become Year 2000 compliant have not been material. In addition, the General Partner believes the future costs allocable to the Partnership to become Year 2000 compliant will not be material.

Some risks associated with the Year 2000 problem are beyond the ability of the Partnership to control, including the extent to which third parties can address the Year 2000 problem. The General Partner has begun to communicate with vendors, services providers and customers in order to assess the Year 2000 compliance readiness of such parties and the extent to which the Partnership is vulnerable to any third-party Year 2000 issues. There can be no assurance that the software systems of such parties will be converted or made Year 2000 compliant in a timely manner. Any failure by the General Partner or such other parties to make their respective systems Year 2000 compliant could have a material adverse effect on the business, financial position and results of operations of the Partnership. The General Partner will make an ongoing effort to recognize and evaluate potential exposure relating to third-party Year 2000 non-compliance and will develop a contingency plan if the General Partner determines, or is unable to determine, that third-party non-compliance would have a material adverse effect on the Partnership's business, financial position or results of operation.

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

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. This statement is effective for all quarters of fiscal years beginning after June 15, 1999. As of September 30, 1998, the General Partner is reviewing the effect this standard will have on the Partnership's financial statements.

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



                  PLM EQUIPMENT GROWTH FUND

                                         By: PLM Financial Services, Inc.
                                             General Partner




Date:  November 5, 1998                   By:  /s/ Richard K Brock
                                               ------------------------------]
                                               Richard K Brock
                                               Vice President and
                                               Corporate Controller