Form 10-K
period 1998-12-31
PLM EQUIPMENT GROWTH FUND
filed 1999-03-23
CIK 788813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------
                                   FORM 10-K


         [X]      Annual  Report   Pursuant  to  Section  13  or  15(d)  of  the
                  Securities Exchange Act of 1934 For the fiscal year ended December 31, 1998.

         [  ]     Transition Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934
                  For the transition period from              to

                         Commission file number 0-15436
                            ------------------------

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

                  Class                        Outstanding at March 23, 1999

     Limited partnership depositary units:                       5,785,350
     General Partnership Units:                                          1

An index of exhibits filed with this Form 10-K is located on page 39. Total number of pages in this report: 42.

                                     PART I

ITEM 1.       BUSINESS

(A)  Background

On January 28, 1986, PLM Financial Services, Inc. (FSI or the General Partner), a wholly-owned subsidiary of PLM International, Inc. (PLM International or
PLMI), filed a Registration Statement on Form S-1 with the Securities and Exchange Commission with respect to a proposed offering of 6,000,000 depositary units in PLM Equipment Growth Fund, a California limited partnership (the Partnership, the Registrant, or EGF). The Partnership's offering became effective on May 20, 1986. FSI, as General Partner, owns a 1% interest in the Partnership. The Partnership engages in the business of investing in a diversified equipment portfolio consisting primarily of used, long-lived, low-obsolescence capital equipment that is easily transportable by and among prospective users.

The Partnership's primary objectives are:

     (1) to maintain a diversified portfolio of long-lived, low-obsolescence high residual-value equipment which were purchased with the net proceeds of the initial partnership offering, supplemented by debt financing, and surplus operating cash duing the investment phase of the Partnership. All transactions of over $1.0 million must be approved by the PLM International Credit Review Committee (the Committee), which is made up of members of PLM International Senior Management. In determining a lessee's creditworthiness, the Committee will consider, among other factors, the lessee's financial statements, internal and external credit ratings, and letters of credit;

     (2) to generate sufficient net operating cash flows from lease operations to meet liquidity requirements and to generate cash distributions to the limited partners until such time as the General Partner commences the orderly liquidation of the Partnership assets or unless the Partnership is terminated earlier upon sale of all Partnership property or by certain other events;

     (3) to selectively sell equipment when the General Partner believes that, due to market conditions, market prices for equipment exceed inherent equipment values or that expected future benefits from continued ownership of a particular asset will have an adverse affect on the Partnership. As the Partnerhsip is in the liquidations phase, proceeds from these sales, together with excess net operating cash flow from operations (net cash provided by operating activities plus distributions from unconsolidated special-purpose entities (USPEs)), less reasonable reserves to pay distributions to the partners;

     (4) to preserve and protect the value of the portfolio through quality management, maintaining diversity, and constantly monitoring equipment markets.

The offering of the units of the Partnership closed on May 19, 1987. As of December 31, 1998, there were 5,758,728 depositary units outstanding. The General Partner contributed $100 for its 1% general partner interest in the Partnership. The General Partner delisted the Partnership's depositary units from the American Stock Exchange (AMEX) on April 8, 1996. The last day for trading on the AMEX was March 22, 1996.

Since the third quarter of 1994, the Partnership agreement has prohibited the General Partner from reinvesting cash flows and surplus funds in equipment. All future cash flows and surplus funds, if any, are to be used for distributions to the limited partners, except to the extent used to maintain reasonable reserves.

On January 1, 1998, the Partnership entered its liquidation phase. The liquidation phase will end on December 31, 2006, unless the Partnership is terminated earlier upon sale of all of the equipment or by certain other events.

Table  1,  below,  lists  the  equipment  and the cost of the  equipment  in the
Partnership's   portfolio,   and  the  cost  of  investments  in  unconsolidated
special-purpose entities, as of December 31, 1998 (in thousands of dollars):


                                    TABLE 1


 Units                      Type                                   Manufacturer              Cost
-------------------------------------------------------------------------------------------------------

Owned equipment held for operating leases:

    862       Tank railcars                                      Various                  $      21,635
    148       Over-the-road dry trailers                         Various                          1,367
     34       Over-the-road refrigerated trailers                Various                          1,054
      3       Dry storage trailers                               Various                             18
    156       Refrigerated marine containers                     Various                          2,039
                                                                                          ---------------

                Total owned equipment held for operating leases                           $      26,113<F3>
                                                                                          ===============

Investments in unconsolidated special-purpose entities:

   0.50       737-200 Stage II commercial aircraft               Boeing                   $       8,084<F1>
   0.50       Product tanker                                     Kaldnes M/V                      8,277<F1>
   0.12       767-200ER Stage III commercial aircraft            Boeing                           4,905<F2>
                                                                                          ---------------

                Total investments in unconsolidated special-purpose entities              $      21,266<F3>
                                                                                          ===============

<F1> Jointly owned:  EGF (50%) and one affiliated program.

<F2> Jointly owned:  EGF (12%) and two affiliated programs.

<F3> Includes proceeds from equipment and investments purchased with the capital contributions, undistributed cash flow from operations, operations and Partnership borrowings. Includes costs capitalized, subsequent to the date of acquistion, and equipment acquisition fees paid to PLM Transportation Equipment Corporation, a wholly-owned subsidiary of FSI. All equipment was used equipment at the time of purchase.



The equipment is generally leased under operating leases with terms of one to six years. The Partnership's marine containers are leased to operators of utilization-type leasing pools, that include equipment owned by unaffiliated parties. In such instances, revenues received by the Partnership consist of a specified percentage of revenues generated by leasing the pooled equipment to sublessees, after deducting certain direct operating expenses of the pooled equipment. Rents for railcars are based on mileage traveled or a fixed rate; rents for all other equipment are based on fixed rates.

As of December 31, 1998, all of the Partnership's trailer equipment is operated in rental yards owned and maintained by PLM Rental, Inc., the short-term trailer rental subsidiary of PLM International doing business as PLM Trailer Leasing. Revenues collected under short-term rental agreements with the rental yards' customers are credited to the owners of the related equipment as received. Direct expenses associated with the equipment are charged directly to the Partnership. An allocation of indirect expenses of the rental yard operations is charged to the Partnership monthly.

The lessees of the equipment include but are not limited to: Texaco, Cronos Containers, Petro Canada, and SWR Brazil.

(B)  Management of Partnership Equipment

The Partnership has entered into an equipment management agreement with PLM Investment Management, Inc. (IMI), a wholly-owned subsidiary of FSI, for the management of the Partnership's equipment. The Partnership's management agreement with IMI is to co-terminate with the dissolution of the Partnership, unless the limited partners vote to terminate the agreement prior to that date or at the discretion of the General Partner. IMI has agreed to perform all services necessary to manage the equipment on behalf of the Partnership and to perform or contract for the performance of all obligations of the lessor under the Partnership's leases. In consideration for its services and pursuant to the partnership agreement, IMI is entitled to a monthly management fee (see Notes 1 and 2 to the financial statements).

(C)  Competition

(1)  Operating Leases versus Full Payout Leases

Generally, the equipment owned or invested in by the Partnership is leased out on an operating lease basis wherein the rents received during the initial noncancelable term of the lease are insufficient to recover the Partnership's purchase price of equipment. The short to mid-term nature of operating leases generally commands a higher rental rate than the longer-term, full payout leases, and offers lessees relative flexibility in their equipment commitment. In addition, the rental obligation under an operating lease need not be capitalized on a lessee's balance sheet.

The Partnership encounters considerable competition from lessors that utilize full payout leases on new equipment, i.e., leases that have terms equal to the expected economic life of the equipment. While some lessees prefer the flexibility offered by a shorter-term operating lease, other lessees prefer the rate advantages possible with a full payout lease. Competitors may write full payout leases at considerably lower rates and for longer terms than the Partnership offers, or larger competitors with a lower cost of capital may offer operating leases at lower rates, which may put the Partnership at a competitive disadvantage.

(2)  Manufacturers and Equipment Lessors

The Partnership competes with equipment manufacturers who offer operating leases and full payout leases. Manufacturers may provide ancillary services that the Partnership cannot offer, such as specialized maintenance services (including possible substitution of equipment), training, warranty services, and trade-in privileges.

The Partnership also competes with many equipment lessors, including ACF Industries, Inc. (Shippers Car Line Division), General Electric Railcar Services Corporation, General Electric Capital Aviation Services Corporation, and other investment programs that lease the same types of equipment.


(D)  Demand for Equipment


The Partnership operates in the following equipment segments: aircraft leasing, marine vessel leasing, marine container leasing, railcar leasing, and trailer leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers. Except for those aircraft leased to passenger air carriers, the Partnership's equipment and investments are used to transport materials and commodities, rather than people.


The following section describes the international and national markets in which the Partnership's capital equipment operates:


 (1)  Commercial Aircraft


The world's major airlines experienced a fourth consecutive year of profits, showing a combined marginal net income (net income measured as a percentage of revenue) of 6%, compared to the industry's historical annual rate of 1%. Airlines recorded positive marginal net annual income of 2% in 1995, 4% in 1996, 6% in 1997, and 6% in 1998. The two factors that have led to this increase in profitability are improvements in yield management systems and reduced operating costs, particularly lowered fuel costs. These higher levels of profitability have allowed many airlines to re-equip their fleets with new aircraft, resulting in a record number of orders for manufacturers.


Major airlines increased their fleets from 7,181 aircraft in 1997 to 7,323 in 1998, which has resulted in more used aircraft available on the secondary market. Despite these increases, the number of Stage II aircraft in these fleets (similar to those owned by the Partnership) decreased by 26% from 1997 to 1998, and sharper decreases are expected in 1999. This trend is due to Federal Aviation Regulation section C36.5, which requires airlines to convert 100% of their fleets to Stage III aircraft, which have lower noise levels than Stage II aircraft, by the year 2000 in the United States and the year 2002 in Canada and Europe. Stage II aircraft can be modified to Stage III with the installation of a hushkit that significantly reduces engine noise. The cost of hushkit installation is $1.5 million for the types of aircraft owned by the Partnership.


Orders for new aircraft have risen rapidly worldwide in recent years: 691 in 1995, 1,182 in 1996, 1,328 in 1997, and an estimated 1,500 in 1998. As a result of this increase in orders, manufacturers have expanded their production, and new aircraft deliveries have increased from 482 in 1995, 493 in 1996, and 674 in 1997, to an estimated 825 in 1998.


The industry now has in place two of the three conditions that led to financial problems in the early 1990s: potential excess orders and record deliveries. The missing element is a worldwide recession. Should a recession occur, the industry will experience another period of excess aircraft capacity and surplus aircraft on the ground.


The Partnership has a 50% investment in a 1981 Stage II Boeing 737-200 aircraft and a 12% investment in a 1990 widebody Stage III Boeing 767-200ER. The latter is a late-model aircraft with desirable high gross operating weights and the most advanced-technology engines available. The aircraft is configured to carry 216 passengers in first, business, and tourist classes over 6,800 nautical miles. All aircraft are scheduled to be sold in 1999.


(2)  Marine Product Tanker


The Partnership owns or has investments in small to medium-sized product tankers that trade in worldwide markets and carry commodity cargoes. Demand for commodity shipping closely follows worldwide economic growth patterns, which can alter demand by causing changes in volume on trade routes. The General Partner operates the Partnership's vessels through spot and period charters, an operating approach that the General Partner believes provides the flexibility to adapt to changing market situations.

Product tanker markets experienced a year in which a fall in product trade volume and an increase in total fleet size induced a decline in freight rates. Charter rates for standard-sized product tankers averaged $10,139 per day in 1998, compared to $13,277 per day in 1997. The weakening in rates resulted primarily from a decrease in product import levels to the United States and Japan. Significantly lower crude oil prices worldwide induced higher volumes of imports of crude oil to the United States, thereby lessening domestic demand for refined products. Product trade in 1998 fell by an estimated 5% worldwide. The crude oil trade, which is closely related to product trades, especially in larger vessels, remained stable in 1998. Crude trade grew 1% in volume, led by imports to Europe, which grew 6%.

Overall, the entire product tanker fleet grew only 1% in 1998. Supply growth in 1998 was moderated by high scrapping levels, especially of larger ships. In 1999, the fleet is expected to receive an additional 9% in capacity from newly built deliveries, most of which will be in large tankers (above 80,000 dwt tons) carrying crude products. Smaller tankers (below 80,000 dwt tons) are expected to receive 7% in new deliveries over current fleet levels. While these new deliveries represent a high percentage of the existing fleet, the tanker markets are now beginning to feel the effects of the United States Oil Pollution Act of 1990. Under the act, older tankers are restricted from trading to the United States once they exceed 25 years in age if they do not have double bottoms and/or double hulls. Similar though somewhat less stringent restrictions are in place in other countries with developed economies. The retirement of older, noncomplying tankers may allow the fleet to absorb what would otherwise be an excessive number of new orders in relation to current demand prospects. Given that a large proportion of the current tanker fleet does not meet these regulatory requirements, coupled with anticipated flat demand yet continuing high delivery levels, charter rates for 1999 are not anticipated to increase significantly from 1998 levels.

(3)  Marine Containers

The marine container market began 1998 with industrywide utilization in the low 80% range. This percentage eroded somewhat during the year, while per diem rental rates remained steady. One factor affecting the market was the availability of historically low-priced marine containers from Asian manufacturers. This trend is expected to remain in 1999, and will continue to put pressure on economic results fleetwide.

The trend toward industrywide consolidation continued in 1998, as the U.S. parent company of one of the industry's top ten container lessors announced that it would be outsourcing the management of its container fleet to a competitor. While this announcement has yet to be finalized, over the long term, such industrywide consolidation should bring more rationalization to the container leasing market and result in both higher fleetwide utilization and per diem rates.

(4)  Railcars

(a)  Pressurized Tank Cars

Pressurized tank cars transport primarily two chemicals: liquefied petroleum gas (natural gas) and anhydrous ammonia (fertilizer). Natural gas is used in a variety of ways in businesses, electric plants, factories, homes, and now even cars. The demand for fertilizer is driven by a number of factors, including grain prices, the status of government farm subsidy programs, the amount of farming acreage and mix of crops planted, weather patterns, farming practices, and the value of the U.S. dollar.

In North America, 1998 carload originations of both chemicals and petroleum products remained relatively constant, compared to 1997. The 98% utilization rate of the Partnership's pressurized tank cars was consistent with this statistic.

(b)  Nonpressurized, General Purpose Tank Cars

Tank cars that do not require pressurization are used to transport a variety of bulk liquid commodities and chemicals, including certain petroleum fuels and products, liquified asphalt, lubricating and vegetable oils, molten surfur, and corn syrup. The largest consumers of chemical products are the manufacturing, automobile, and housing sectors. Because the bulk liquid industry is so diverse, its overall health is reflected by such general indicators as changes in the Gross Domestic Product, personal consumption expenditures, retail sales, currency exchange rates, and national and international economic forecasts.

In North America, railcar loadings for the commodity group that includes chemicals and petroleum products remained essentially unchanged, compared to 1997. The Partnership's general purpose cars continue to be in high demand, with utilization over 98% in 1998.

(5)  Trailers

(a)  Over-the-Road Nonrefrigerated Trailers

The U.S. over-the-road nonrefrigerated (dry) trailer market continued to recover in 1998, with a strong domestic economy resulting in heavy freight volumes. The leasing outlook continues to be positive, as equipment surpluses of recent years are being absorbed by a buoyant market. In addition to high freight volumes, declining fuel prices have led to a strong trucking industry and improved equipment demand.

The Partnership's nonrefrigerated van fleet experienced strong utilization throughout 1998, with utilization rates remaining well above 70% throughout the year.

(b)  Over-the-Road Refrigerated Trailers

The temperature-controlled over-the-road trailer market remained strong in 1998 as freight levels improved and equipment oversupply was reduced. Many refrigerated equipment users retired older trailers and consolidated their fleets, making way for new, technologically improved units. Production of new equipment is backlogged into the third quarter of 1999. In light of the current tight supply of trailers available on the market, it is anticipated that trucking companies and other refrigerated trailer users will look outside their own fleets more frequently by leasing trailers on a short-term basis to meet their equipment needs.

This leasing trend should benefit the Partnership, which makes most of its trailers available for short-term leasing from rental yards owned and operated by a PLM International subsidiary. The Partnership's utilization of refrigerated trailers showed improvement in 1998, with utilization rates approaching 70%, compared to 60% in 1997.

(E)  Government Regulations

The use, maintenance, and ownership of equipment are regulated by federal, state, local, or foreign governmental authorities. Such regulations may impose restrictions and financial burdens on the Partnership's ownership and operation of equipment. Changes in government regulations, industry standards, or deregulation may also affect the ownership, operation, and resale of the equipment. Substantial portions of the Partnership's equipment portfolio are either registered or operated internationally. Such equipment may be subject to adverse political, government, or legal actions, including the risk of expropriation or loss arising from hostilities. Certain of the Partnership's equipment is subject to extensive safety and operating regulations, which may require its removal from service or extensive modification of such equipment to meet these regulations at considerable cost to the Partnership. Such regulations include but are not limited to:

     (1) the United States Oil Pollution Act of 1990, which established liability for operators and owners of vessels and mobile offshore drilling units that create environmental pollution. This regulation has resulted in higher oil pollution liability insurance. The lessee of the equipment typically reimburses the Partnership for these additional costs;

     (2) the U.S. Department of Transportation's Aircraft Capacity Act of 1990, which limits or eliminates the operation of commercial aircraft in the U.S. that do not meet certain noise, aging, and corrosion criteria. In addition, under U.S. Federal Aviation Regulations, after December 31, 1999, no person may operate an aircraft to or from any airport in the contiguous United States unless that aircraft has been shown to comply with Stage III noise levels. The Partnership has only one Stage II aircraft that does not meet Stage III requirements. This aircraft is scheduled to be sold in 1999.

     (3) the Montreal Protocol on Substances that Deplete the Ozone Layer and the U.S. Clean Air Act Amendments of 1990, which call for the control and eventual replacement of substances that have been found to cause or contribute significantly to harmful effects on the stratospheric ozone layer and which are used extensively as refrigerants in refrigerated marine cargo containers and over-the-road refrigerated trailers;

     (4) the U.S. Department of Transportation's Hazardous Materials Regulations which regulate the classification of and packaging requirements for hazardous materials and which apply particularly to the Partnership's tank railcars.

As of December 31, 1998, the Partnership is in compliance with the above government regulations. Typically, costs related to extensive modifications are passed on to the lessee of that equipment.

ITEM 2.       PROPERTIES

The Partnership neither owns nor leases any properties other than the equipment it has purchased or interest in entities which own equipment. As of December 31, 1998, the Partnership owned a portfolio of transportation and related equipment and investments in equipment owned by unconsolidated special-purpose entities (USPEs), as described in Item 1, Table 1. The Partnership acquired equipment with the proceeds of the Partnership offering of $100.0 million, proceeds from debt financing of $23.0 million, and by reinvesting a portion of its operating cash flow in additional equipment.

The Partnership maintains its principal office at One Market, Steuart Street Tower, Suite 800, San Francisco, California 94105-1301. All office facilities are provided by FSI without reimbursement by the Partnership.

ITEM 3.       LEGAL PROCEEDINGS

The Partnership, together with affiliates, has initiated litigation in various official forums in India against a defaulting Indian airline lessee to repossess Partnership property and to recover damages for failure to pay rent and failure to maintain such property in accordance with relevant lease contracts. The
Partnership has repossessed all of its property previously leased to such airline, and the airline has ceased operations. In response to the Partnership's collection efforts, the airline filed counterclaims against the Partnership in excess of the Partnership's claims against the airline. The General Partner believes that the airline's counterclaims are completely without merit, and the General Partner will vigorously defend against such counterclaims.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Partnership's limited partners during the fourth quarter of its fiscal year ended December 31, 1998.

                                    Part II

ITEM 5.       MARKET FOR THE PARTNERSHIP'S EQUITY AND RELATED DEPOSITARY UNIT
              MATTERS

As of March 23, 1999, there were 5,785,350 depositary units outstanding. There are 5,269 depositary unitholders of record as of the date of this report.

Several secondary markets facilitate sales and purchases of depositary units. Secondary markets are characterized as having few buyers for limited partnership interests and therefore are generally viewed as inefficient vehicles for the sale of depositary units. Presently, there is no public market for the units and none is likely to develop.

To prevent the units from being considered publicly traded and thereby to avoid taxation of the Partnership as an association treated as a corporation under the Internal Revenue Code, the limited partnership units will not be transferred without the consent of the General Partner, which may be withheld in its absolute discretion. The General Partner intends to monitor transfers of limited partnership units in an effort to ensure that they do not exceed the number permitted by certain safe harbors promulgated by the Internal Revenue Service. A transfer may be prohibited if the intended transferee is not a U.S. citizen or if the transfer would cause any portion of a "qualified plan" as defined by the Employee Retirement Income Security Act of 1974 and Individual Retirement Accounts to exceed the allowable limit.

On January 14, 1999, the General Partner for the Partnership announced that it has begun recognizing transfers involving trading of units in the Partnership for the 1999 calendar year. The Partnership is listed on the OTC Bulletin Board under the symbol GFXPZ.

In making the announcement, the General Partner noted that, as in previous years, it will continue to monitor the volume of such trades to ensure that the Partnership remain in compliance with IRS Notice 88-75 and IRS Code Section 7704. These IRS regulations contain safe harbor provisions stipulating the maximum number of partnership units that can be traded during a calendar year in order for a partnership not to be deemed a publicly traded partnership for income tax purposes.

Should the Partnership approach the annual safe harbor limitation later on in 1999, the General Partner will, at that time, cease to recognize any further transfers involving trading of Partnership units. Transfers specifically excluded from the safe harbor limitations, referred to in the regulations as "transfers not involving trading," which include transfers at death, transfers between family members, and transfers involving distributions from a qualified retirement plan, will continue to be recognized by the General Partner throughout the year.

Pursuant to the terms of the partnership agreement, the General Partner is generally entitled to a 1% interest in the profits and losses and cash distributions of the Partnership. The General Partner is the sole holder of such interests. Special allocations of income are made to the General Partner equal to the deficit balance, if any, in the capital account of the General Partner. The General Partner's annual allocation of net income will generally be equal to the General Partner's cash distributions paid during the current year. The remaining interests in the profits and losses and cash distributions of the Partnership are allocated to the limited partners. As of December 31, 1998, there were 5,269 limited partners holding units in the Partnership.

The Partnership engaged in a plan to repurchase up to 250,000 depositary units. During the first, second, and fourth quarters of 1995, the Partnership repurchased 11,900, 16,147, and 10,000 depositary units at a total cost of $140,000, $194,000, and $80,000, respectively. During the first quarter of 1996, the Partnership repurchased 24,800 depositary units at a total cost of $163,000. There were no repurchases of depositary units in 1997 or 1998. As of December 31, 1998, the Partnership had purchased a cumulative total of 199,650 depositary units at a cost of $2.6 million. The General Partner does not plan any future repurchases of depositary units on behalf of the Partnership.

ITEM 6.       SELECTED FINANCIAL DATA

Table 2, below, lists selected financial data for the Partnership:

                                     TABLE 2

                        For the years ended December 31,
 (In thousands of dollars, except per weighted-average depositary unit amounts)


                                                    1998             1997            1996            1995             1994
                                               ----------------------------------------------------------------------------------

          Operating results:
            Total revenues                      $     8,366      $    12,462      $   23,859      $   23,575       $   25,659
            Net gain on disposition
              of equipment                              733            3,265          13,304           2,195            1,585
            Loss on revaluation of
              equipment                                  --               --              --              --            1,989
            Equity in net income (loss) of
              unconsolidated special-
              purpose entities                         (895 )           (483 )         8,728              --               --
            Net income                                1,807            5,685          23,847           4,234               75

          At year-end:
            Total assets                        $    13,020      $    20,006      $   20,749      $   39,061       $   56,669
            Total liabilities                           693            1,308           1,331          24,727           32,606
            Notes payable                                --                -               -          23,000           28,000

          Cash distribution                     $     4,695      $     6,405      $    8,358      $   13,549       $   13,580

          Special distribution                  $     3,483      $        --      $   10,242      $       --       $       --

          Cash and special distribution
            representing a return of capital
            to the limited partners             $     6,397      $       754      $       --      $    9,351       $   13,462

          Per weighted-average depositary unit:
          Net income (loss)                     $      0.29<F1>  $      0.97<F2>  $     4.08      $     0.70<F3>   $    (0.01)<F4>

          Cash distribution                     $      0.81      $      1.10      $     1.43      $     2.30       $     2.30

          Special distribution                  $      0.60      $        --      $     1.75      $       --       $       --

          Cash and special distribution
            representing a return of capital    $      1.12      $      0.13      $       --      $     1.60       $     2.30

----------------------------------

<F1>  After reduction of $0.1 million ($0.01 per weighted-average  depositary unit)
   resulting  from a special  allocation to the General  Partner  relating to an amendment  to  the  partnership  agreement.  (see  Note  1 to  the  financial statements.)

<F2> After  reduction of $41,000 ($0.01 per  weighted-average  depositary  unit)
     resulting from a special allocation to the General Partner relating to an amendment to the partnership agreement. (see Note 1 to the financial statements.)

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



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(A)  Introduction

Management's discussion and analysis of financial condition and results of operations relates to the financial statements of PLM Equipment Growth Fund (the Partnership). The following discussion and analysis of operations focuses on the performance of the Partnership's equipment in the various segments in which it operates and its effect on the Partnership's overall financial condition.

(B)  Results of Operations -- Factors Affecting Performance

(1)  Re-leasing Activity and Repricing Exposure to Current Economic Conditions

The exposure of the Partnership's equipment portfolio to repricing risk occurs whenever the leases for the equipment expire or are otherwise terminated and the equipment must be remarketed. Major factors influencing the current market rate for the Partnership's equipment include, but are not limited to, supply and demand for similar or comparable types of transport capacity, desirability of the equipment in the leasing market, market conditions for the particular industry segment in which the equipment is to be leased, overall economic conditions, and various regulations concerning the use of the equipment. Equipment that is idle or out of service between the expiration of a lease and the assumption of a subsequent lease can result in a reduction of contribution to the Partnership. The Partnership experienced re-leasing activity or repricing exposure in 1998 primarily in its aircraft, trailer, container, and railcar portfolios.

     (a) Aircraft: Aircraft contribution decreased from 1997 to 1998 due to repair and maintenance expenses required on an aircraft in which the Partnership owns a 50% interest remaining off-lease for all of 1997 and 1998. This aircraft was on lease until the third quarter of 1996. In addition, one aircraft was sold during the first quarter of 1998. The remaining aircraft investment was on lease for the entire year.

     (b) Trailers: The Partnership's trailer portfolio operates in short-term rental facilities. The relatively short duration of most leases in these operations exposes the trailers to considerable re-leasing activity. Contributions from the Partnership's trailers that operated in short-term rental facilities and the short-line railroad system from 1997 to 1998 decreased due to the sale of trailers.

     (c) Railcars: The majority of the Partnership's railcar equipment remained on lease throughout the year, and thus was not adversely affected by re-leasing and repricing exposure.

     (d) Marine containers: All of the Partnership's marine container portfolio is operated in utilization-based leasing pools and, as such, is highly exposed to repricing activity. The Partnership saw lower re-lease rates and lower utilization on the remaining marine containers fleet during 1998.

(2)  Equipment Liquidations and Nonperforming Lessees

Liquidation of Partnership equipment and investment in unconsolidated special-purpose entities (USPEs) represents a reduction in the size of the equipment portfolio and will result in reduction of contributions to the Partnership. Lessees not performing under the terms of their leases, either by not paying rent, not maintaining or operating the equipment in accordance with the conditions of the leases, or other possible departures from lease terms can result not only in reductions in contribution, but also may require the Partnership to assume additional costs to protect its interests under the leases, such as repossession or legal fees. The Partnership experienced the following in 1998:

     (a) Liquidations: During 1998, the Partnership disposed of owned equipment and interest in a USPE for proceeds of $3.0 million.

     (b) Nonperforming Lessees: In 1996, the General Partner repossessed an aircraft owned by a trust in which the Partnership has a 50% interest, due to the lessee's inability to pay outstanding receivables. This aircraft remained off lease throughout 1997 and 1998. In addition, an aircraft lessee was unable to continue paying its obligations to the Partnership. This aircraft remained off-lease in 1997 and 1998. As payment for these past-due receivables, the
Partnership was given an 18% interest in an entity that owns a Boeing 727 aircraft. The fair market value of the Partnership's interest in this aircraft approximates its outstanding receivable from the lessee. This aircraft was sold at its approximate net book value in the first quarter of 1998.

(3)   Equipment Valuation

In accordance with Financial Accounting Standards Board (FASB) Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of", the General Partner reviews the carrying value of the Partnership's portfolio at least quarterly in relation to expected future market conditions for the purpose of assessing the recoverability of the recorded amounts. If the projected undiscounted future lease revenue plus residual values are less than the carrying values of the equipment, a loss on revaluation is recorded. No reductions to the carrying value of equipment were required in 1998, 1997, or 1996.

As of December 31, 1998, the General Partner estimated the current fair market value of the Partnership's equipment portfolio, including the Partnership's interest in USPEs owned by the Partnership, to be $28.0 million. This estimate is based on recent market transactions for equipment similar to the Partnership's equipment portfolio and the Partnership's interest in equipment owned by USPEs. Ultimate realization of fair market value by the Partnership may differ substantially from the estimate due to specific market conditions, technological obsolescence, and government regulations, among other factors that the General Partner cannot accurately predict.

(C)  Financial Condition -- Capital Resources and Liquidity

The General Partner purchased the Partnership's initial equipment portfolio with capital raised from its initial equity offering and permanent debt financing. No further capital contributions from the limited partners are permitted under the terms of the limited partnership agreement. The Partnership currently has no debt obligations. As the Partnership entered its liquidation phase in 1998, it is prohibited from incurring and new debt. The Partnership relies on operating cash flows to meet its operating obligations and to make cash distributions to the limited partners.

For the year ended December 31, 1998, the Partnership generated $4.0 million in operating cash (net cash provided by operating activities, plus non-liquidating cash distributions from USPEs) to meet its operating obligations, but used undistributed available cash from prior periods of $4.2 million to maintain the current level of distributions and to make a special distribution to the partners.

The General Partner has not planned any expenditures, nor is it aware of any contingencies that would cause it to require any additional capital to that mentioned above.

(D)  Results of Operations Year-to-Year Detailed Comparison

(1) Comparison of the Partnership's Operating Results for the Years Ended December 31, 1998 and 1997

(a)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating expenses, and asset-specific insurance expenses) on owned equipment decreased during the year ended December 31, 1998, compared to the same period of 1997. Certain expenses such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 5 to the audited financial statements), are not included in the owned equipment operation discussion because these expenses are more indirect in nature, not a result of operations but more the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):


                                                                             For the Years Ended
                                                                                December 31,
                                                                            1998             1997
                                                                         ----------------------------
  Rail equipment                                                         $  4,064          $ 4,497
  Trailers                                                                    866            1,222
  Marine containers                                                           231              791
  Aircraft and aircraft engines                                                --              249


Rail equipment: Rail equipment lease revenues and direct expenses were $6.0 million and $1.9 million, respectively, for the year ended December 31, 1998, compared to $6.2 million and $1.7 million, respectively, for the same period of 1997. Direct revenues decreased due to the sale of railcars during the preceding twelve months. Direct expenses on railcars increased due to increased repairs required on certain of the railcars in the fleet during 1998, which were not needed during 1997.

Trailers: Trailer lease revenues and direct expenses were $1.2 million and $0.3 million, respectively, for the year ended December 31, 1998, compared to $1.7 million and $0.5 million, respectively, for the same period of 1997. The number of trailers owned by the Partnership has declined due to sales and dispositions of the trailers during 1998 and 1997. The result of this declining fleet is a decrease in trailer contribution.


Marine containers: Marine container lease revenues and direct expenses were $0.2 million and $3,000, respectively, for the year ended December 31, 1998, compared to $0.8 million and $5,000, respectively, for the same period of 1997. The number of marine containers owned by the Partnership has declined due to sales and dispositions of containers during 1998 and 1997. The result of this declining fleet is a decrease in marine container contribution.

Aircraft: The Partnership had zero revenues and direct expenses from aircraft for the year ended December 31, 1998, compared to $0.3 million and $6,000, respectively, for the same period of 1997. There was no aircraft contribution in 1998 due to the disposition of the last aircraft in the Partnership in the third quarter of 1997.

(b)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $3.5 million for the year ended December 31, 1998, decreased from $4.1 million for the same period of 1997. The decrease is due primarily to a $0.5 million decrease in depreciation expense from 1997 levels resulting from the sale of certain assets during 1998 and 1997, and a $0.1 million decrease in bad debt expense due to bad debt expense recorded in 1997 related to a former aircraft lessee.

(c)  Net Gain on Disposition of Owned Equipment

The net gain on disposition of owned equipment for 1998 totaled $0.7 million, and resulted from the sale of marine containers, railcars, aircraft, and trailers, with an aggregate net book value of $1.2 million, for aggregate proceeds of $1.9 million. For 1997, gain on sales totaled $3.3 million, and resulted from the sale of marine containers, trailers, railcars, and an aircraft with an aggregate net book value of $0.9 million, for aggregate proceeds of $4.2 million.

(d)  Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):


                                                                                 For the Year
                                                                              Ended December 31,
                                                                            1998              1997
  ----------------------------------------------------------------------------------------------------
  Marine vessel                                                          $     428          $    12
  Aircraft                                                                  (1,323 )           (495 )
  ====================================================================================================
      Equity in net loss of USPEs                                        $    (895 )        $  (483 )
  ====================================================================================================


Marine vessel: As of December 31, 1998 and 1997, the Partnership had an interest in an entity that owns a marine vessel. The Partnership's share of marine vessel revenues and expenses was $2.6 million and $2.2 million for 1998, compared to $2.5 million and $2.5 million, respectively, for 1997. Marine vessel contribution increased due to a refund received during 1998 from Transportation Equipment Company, Ltd. and an affiliate of the General Partner, related to lower claims from the insured Partnership and other insured affiliated partnerships.

Aircraft: As of December 31, 1998 and 1997, the Partnership had an interest in two entities that own a total of two commercial aircraft. The Partnership's share of aircraft revenues and expenses were $0.6 million and $1.9 million, respectively, for the year ended December 31, 1998, compared to $0.7 million and $1.2 million, respectively, for the same period of 1997. The Partnership's 50% interest in an entity that owns a commercial aircraft was off lease during 1998 and 1997. Direct expenses in this entity increased due to required repairs on this aircraft. The Partnership's remaining 12% interest in an entity that owns a commercial aircraft had an increase in contribution primarily due to lower depreciation expense.

(e)  Net Income

As a result of the foregoing, the Partnership's net income of $1.8 million for the year ended December 31, 1998, decreased from net income of $5.7 million during the same period of 1997. The Partnership's ability to operate and liquidate assets and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the year ended December 31, 1998 is not necessarily indicative of future periods. In 1998, the Partnership distributed $8.1 million to the limited partners, or $1.41 per weighted-average depositary unit.

(2) Comparison of the Partnership's Operating Results for the Years Ended December 31, 1997 and 1996

(a)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repair and maintenance, equipment operations, and asset-specific insurance expenses) on owned equipment decreased during the year ended 1997 when compared to 1996. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):


                                                                             For the Years Ended
                                                                                December 31,
                                                                            1997             1996
                                                                         ----------------------------
  Rail equipment                                                         $  4,497         $  4,547
  Trailers                                                                  1,222            1,299
  Marine containers                                                           791            1,276
  Aircraft and aircraft engines                                               249              472
  Marine vessels                                                               --              162


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

Aircraft and aircraft engines: Aircraft lease revenues and direct expenses were $0.3 million and $6,000, respectively, for 1997, compared to $0.5 million and $16,000, respectively, during 1996. Aircraft contribution decreased in 1997 due to the disposition of the last aircraft in the Partnership during the third quarter of 1997.

Marine vessels: Marine vessel lease revenues and direct expenses were zero for 1997, compared to $0.2 million and a credit of $22,000, respectively, during 1996. The decrease in marine vessel contribution from 1996 to 1997 was due to the sale of all vessels during 1996.

(b)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $4.1 million for 1997 decreased from $6.3 million in 1996. The significant variances are explained as follows:

     (i) A $1.0 million decrease in depreciation and amortization expenses from 1996 levels reflects the sale of certain assets during 1997 and 1996.

     (ii)A $0.9 million decrease in interest expense was due to repayment of the Partnership's outstanding debt in 1996.

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

(e)  Equity in Net Income (Loss) of USPEs

Net income (loss) generated from the operation of jointly-owned assets, and is accounted for under the equity method (see Note 4 to the financial statements), as follows (in thousands of dollars):


                                                                             For the Years Ended
                                                                                December 31,
                                                                            1997             1996
                                                                         ----------------------------
  Marine vessel                                                          $     12        $     247
  Aircraft and aircraft engines                                              (495 )            468
  Mobile offshore drilling unit                                                --            8,013
  ===================================================================================================
    Equity in net income (loss) of USPEs                                 $   (483 )      $   8,728
  ===================================================================================================


Marine vessel: The Partnership's share of marine vessel revenues and expenses was $2.5 million and $2.5 million, respectively, for 1997, compared to $2.2 million and $2.0 million, respectively, for 1996. During 1997 and 1996, the Partnership owned a 50% investment in a marine vessel. The decrease in net income in 1997 resulted from higher insurance expense, which was partially offset by higher lease rates during 1997, compared to 1996.

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

(f)  Net Income

As a result of the foregoing, the Partnership's net income of $5.7 million for the year ended December 31, 1997, decreased from net income of $23.8 million during 1996. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance during the year ended December 31, 1997 is not necessarily indicative of future periods. During 1997, the Partnership distributed $6.3 million to the limited partners, or $1.10 per depositary unit.

(E)  Geographic Information

Certain of the Partnership's equipment operates in international markets. Although these operations expose the Partnership to certain currency, political, credit, and economic risks, the General Partner believes that these risks are minimal or has implemented strategies to control the risks. Currency risks are at a minimum because all invoicing, with the exception of a small number of railcars operating in Canada, is conducted in U.S. dollars. Political risks are minimized by avoiding operations in countries that do not have a stable judicial system and established commercial business laws. Credit support strategies for lessees range from letters of credit supported by U.S. banks to cash deposits. Although these credit support mechanisms generally allow the Partnership to maintain its lease yield, there are risks associated with slow-to-respond judicial systems when legal remedies are required to secure payment or repossess equipment. Economic risks are inherent in all international markets and the General Partner strives to minimize this risk with market analysis prior to committing equipment to a particular geographic area. Refer to Note 6 to the financial statements for information on the revenues, income (loss), and net book value of equipment in various geographic regions.

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

During 1998, the Partnership's equipment on lease to United States-domiciled lessees accounted for 21% of the lease revenues generated by wholly and partially-owned equipment while the net income accounted for $0.1 million for the Partnership's total net income of $1.8 million. In 1998, the Partnership generated $0.9 million in gains from disposition of trailers and railcars that were operated in the United States.

The Partnership's equipment leased to Canadian-domiciled lessees consists of railcars. During 1998, lease revenues in Canada accounted for 47% of total lease revenues of wholly and partially-owned equipment, while the net income accounted for $3.4 million for the Partneship's total net income of $1.8 million.

The Partnership's 50% investment in a marine vessel and various marine containers, which were leased in various regions throughout 1998, accounted for 27% of the lease revenues generated by wholly and partially-owned equipment, while the net income accounted for $0.5 million for the Partnership's total net income of $1.8 million. The Partnership's 50% investment in a marine vessel earned lease revenues of $2.6 million in 1998 and generated $0.4 million in net income. The Partnership's marine containers earned $0.2 million in lease revenues and generated a $0.1 million in net income. Marine container lease revenue is expected to decline in the future, as the Partnership has sold and will continue to sell marine containers.

The Partnership has a 12% investment in a commercial aircraft that operates in South America, which accounted for 6% of the lease revenues generated by wholly and partially-owned equipment, while the net income accounted for $0.2 million of the Partnership's total net income of $1.8 million. This aircraft is on lease until 1999 and is expected to generate higher net profit in the future as depreciation charges decline.

(F) Effects of Year 2000

It is possible that the General Partner's currently installed computer systems, software products and other business systems, or the Partnership's vendors, service providers and customers, working either alone or in conjunction with other software and systems, may not accept input of, store, manipulate, and output dates on or after January 1, 2000, without error or interruption (a problem commonly known as the "Year 2000" problem). As the Partnership relies substantially on the General Partner's software systems, applications, and control devices in operating and monitoring significant aspects of its business, any Year 2000 problem suffered by the General Partner could have a material adverse effect on the Partnership's business, financial condition and results of operations.

The General Partner has established a special Year 2000 oversight committee to review the impact of Year 2000 issues on its software products and other business systems in order to determine whether such systems will retain functionality after December 31, 1999. The General Partner (a) is currently integrating Year 2000-compliant programming code into its existing internally customized and internally developed transaction processing software systems and
(b) the General Partner's accounting and asset management software systems have either already been made Year 2000-compliant or Year 2000-compliant upgrades of such systems are planned to be implemented by the General Partner before the end of fiscal year 1999. Although the General Partner believes that its Year 2000 compliance program can be completed by the beginning of 1999, there can be no assurance that the compliance program will be completed by that date. To date, the costs incurred and allocated to the Partnership to become Year 2000-compliant have not been material. Also, the General Partner believes the future costs allocable to the Partnership to become Year 2000-compliant will not be material.

It is possible that certain of the Partnership's equipment lease portfolio may not be Year 2000 compliant. The General Partner is currently contacting equipment manufacturers of the Partnership's leased equipment portfolio to assure Year 2000 compliance or to develop remediation strategies. The General Partner does not expect that non-Year 2000 compliance of its leased equipment portfolio will have an adverse material impact on its financial statements.

Some risks associated with the Year 2000 problem are beyond the ability of the Partnership or General Partner to control, including the extent to which third parties can address the Year 2000 problem. The General Partner is communicating with vendors, services providers and customers in order to assess the Year 2000 compliance readiness of such parties and the extent to which the Partnership is vulnerable to any third-party Year 2000 issues. There can be no assurance that the software systems of such parties will be converted or made Year 2000 compliant in a timely manner. Any failure by the General Partner or such other parties to make their respective systems Year 2000 compliant could have a material adverse effect on the business, financial position and results of operations from the Partnership. The General Partner will make an ongoing effort to recognize and evaluate potential exposure relating to third-party Year 2000 non-compliance and develop a contingency plan if the General Partner determines that third-party non-compliance will have a material adverse effect on the Partnership's business, financial position or results of operation.

The General Partner is currently developing a contingency plan to address the possible failure of any systems due to the Year 2000 problems. The General Partner anticipates these plans will be completed by September 30, 1999.

(G) Accounting Pronouncements

In June 1998,  the  Financial  Acounting  Standards  Board  issued SFAS No. 133,
"Accounting for Derivative Insutruments and Hedging Activities", which standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognized those items as assets or liabilities in the statement of financial position and measure them at fair value. This statement is effective for all quarters of fiscal years beginning after June 15, 1999. As of December 31, 1998, the General Partner is reviewing the effect this standard will have on the Partnership's consolidated financial statements.

(H)  Inflation

Inflation had no significant impact on the Partnership's operations during 1998, 1997, or 1996.

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

(J)  Outlook for the Future

Since the Partnerhsip entered its orderly liquidation phase in the first quarter of 1998, the General Partner is seeking to selectively re-lease or sell assets as the existing leases expire. Sale decisions will cause the operating performance of the Partnership to decline over the remainder of its life.

Several factors may affect the Partnership's operating performance in 1999 and beyond, including changes in the markets for the Partnership's equipment and changes in the regulatory environment in which that equipment operates.

The Partnership's operation of a diversified equipment portfolio in a broad base of markets is intended to reduce its exposure to volatility in individual equipment sectors.

The ability of the Partnership to realize acceptable lease rates on its equipment in the different equipment markets is contingent on many factors, such as specific market conditions and economic activity, technological obsolescence, and government or other regulations. The unpredicability of these factors, or of their occurrence, makes it difficult for the General Partner to clearly define trends or influences that may impact the performance of the Partnership's equipment. The General Partner continually monitors both the equipment markets and the performance of the Partnership's equipment in these markets. The General Partner may decide to reduce the Partnership's exposure to those equipment markets in which it determines that it cannot operate equipment and achieve acceptable rates of return.

The Partnership intends to use excess cash flow from operations to satisfy its operating requirements, and to pay cash distributions to the investors.

(1)  Repricing

Certain of the Partnership's aircraft, marine vessels, railcars, containers and trailers will be remarketed in 1999 as existing leases expire, exposing the Partnership to some repricing risk/opportunity. Additionally, the General Partner may elect to sell certain underperforming equipment or equipment whose continued operation may become prohibitively expensive. In either case, the General Partner intends to re-lease or sell equipment at prevailing market rates; however, the General Partner cannot predict these future rates with any certainty at this time, and cannot accurately assess the effect of such activity on future Partnership performance. The proceeds from the sold or liquidated equipment will be distributed to the limited partners, or held for operating reserves.

(2)  Impact of Government Regulations on Future Operations

The General Partner operates the Partnership's equipment in accordance with current applicable regulations (see Item 1, Section E, Government Regulations). However, the continuing implementation of new or modified regulations by some of the authorities mentioned previously, or others, may adversely affect the Partnership's ability to continue to own or operate equipment in its portfolio. Additionally, regulatory systems vary from country to country, which may increase the burden to the Partnership of meeting regulatory compliance for the same equipment operated between countries. Currently, the General Partner has observed rising insurance costs to operate certain vessels into U.S. ports resulting from implementation of the U.S. Oil Pollution Act of 1990. Ongoing changes in the regulatory environment, both in the United States and internationally, cannot be predicted with accuracy, and preclude the General Partner from determining the impact of such changes on Partnership operations, or sale of equipment. Under U.S. Federal Aviation Regulations, after December 31, 1999, no person may operate an aircraft to or from any airport in the contiguous United States unless that aircraft has been shown to comply with Stage III noise levels. The Partnership is scheduled to sell its remaining Stage II aircraft in 1999.

(3)  Distributions

Pursuant to the limited partnership agreement, the Partnership has ceased to reinvest in additional equipment. The General Partner will pursue a strategy of selectively re-leasing equipment to achieve competitive returns or selling equipment that is underperforming or whose operation becomes prohibitively expensive during the liquidation phase of the Partnership. During this time, the Partnership will use operating cash flow and proceeds from the sale of equipment to meet its operating obligations and make distributions to the partners.
Although the General Partner intends to maintain a sustainable level of distributions prior to final liquidation of the Partnership, actual Partnership performance and other considerations may require adjustments to then-existing distribution levels. In the long term, changing market conditions and used equipment values preclude the General Partner from accurately determining the impact of future re-leasing activity and equipment sales on partnership performance and liquidity.

Since the Partnership has entered the active liquidation phase the size of the Partnership's remaining equipment portfolio and, in turn, the amount of net cash flows from operations, will continue to become progressively smaller as assets are sold. Although distribution levels may be reduced, significant asset sales may result in potential special distributions to unitholders.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF PLM INTERNATIONAL
              AND PLM FINANCIAL SERVICES, INC.

As of the date of this annual report, the directors and executive officers of PLM International and of PLM Financial Services, Inc. (and key executive officers of its subsidiaries) are as follows:


Name                                     Age                Position
---------------------------------------- ------------------ -------------------------------------------------------

Robert N. Tidball                        60                 Chairman of the Board, Director, President, and Chief
                                                            Executive Officer, PLM International, Inc.; Director,
                                                            PLM Financial Services, Inc.; Vice President, PLM
                                                            Railcar Management Services, Inc.; President, PLM
                                                            Worldwide Management Services Ltd.

Randall L.-W. Caudill                    52                 Director, PLM International, Inc.

Douglas P. Goodrich                      52                 Director and Senior Vice President, PLM
                                                            International, Inc.; Director and President, PLM
                                                            Financial Services, Inc.; President, PLM
                                                            Transportation Equipment Corporation; President, PLM
                                                            Railcar Management Services, Inc.

Warren G. Lichtenstein                   33                 Director, PLM International, Inc.

Howard M. Lorber                         50                 Director, PLM International, Inc.

Harold R. Somerset                       63                 Director, PLM International, Inc.

Robert L. Witt                           58                 Director, PLM International, Inc.

J. Michael Allgood                       50                 Vice President and Chief Financial Officer, PLM
                                                            International, Inc. and PLM Financial Services, Inc.

Robin L. Austin                          52                 Vice President, Human Resources, PLM International,
                                                            Inc. and PLM Financial Services, Inc.

Stephen M. Bess                          52                 President, PLM Investment Management, Inc.; Vice
                                                            President and Director, PLM Financial Services, Inc.

Richard K Brock                          36                 Vice President and Corporate Controller, PLM
                                                            International, Inc. and PLM Financial Services, Inc.

James C. Chandler                        50                 Vice President, Planning and Development, PLM
                                                            International, Inc. and PLM Financial Services, Inc.

Susan C. Santo                           36                 Vice President, Secretary, and General Counsel, PLM
                                                            International, Inc. and PLM Financial Services, Inc.

Janet M. Turner                          42                 Vice President, Investor Relations and Corporate
                                                            Communications, PLM International, Inc. and PLM
                                                            Investment Management, Inc.


Robert N. Tidball was appointed Chairman of the Board in August 1997 and President and Chief Executive Officer of PLM International in March 1989. At the time of his appointment as President and Chief Executive Officer, he was Executive Vice President of PLM International. Mr. Tidball became a director of PLM International in April 1989. Mr. Tidball was appointed a Director of PLM Financial Services, Inc. in July 1997 and was elected President of PLM Worldwide Management Services Limited in February 1998. He has served as an officer of PLM Railcar Management Services, Inc. since June 1987. Mr. Tidball was Executive Vice President of Hunter Keith, Inc., a Minneapolis-based investment banking firm, from March 1984 to January 1986. Prior to Hunter Keith, he was Vice President, General Manager, and Director of North American Car Corporation and a director of the American Railcar Institute and the Railway Supply Association.

Randall L.-W. Caudill was elected to the Board of Directors in September 1997. He is President of Dunsford Hill Capital Partners, a San Francisco-based financial consulting firm serving emerging growth companies. Prior to founding Dunsford Hill Capital Partners, Mr. Caudill held senior investment banking positions at Prudential Securities, Morgan Grenfell Inc., and The First Boston Corporation. Mr. Caudill also serves as a director of Northwest Biotherapeutics, Inc., VaxGen, Inc., SBE, Inc., and RamGen, Inc.

Douglas P. Goodrich was elected to the Board of Directors in July 1996, appointed Senior Vice President of PLM International in March 1994, and appointed Director and President of PLM Financial Services, Inc. in June 1996. Mr. Goodrich has also served as Senior Vice President of PLM Transportation Equipment Corporation since July 1989 and as President of PLM Railcar Management Services, Inc. since September 1992, having been a Senior Vice President since June 1987. Mr. Goodrich was an executive vice president of G.I.C. Financial Services Corporation of Chicago, Illinois, a subsidiary of Guardian Industries Corporation, from December 1980 to September 1985.

Warren G. Lichtenstein was elected to the Board of Directors in December 1998. Mr. Lichtenstein is the Chief Executive Officer of Steel Partners II, L.P., which is PLM International's largest shareholder, currently owning 16% of the Company's common stock. Additionally, Mr. Lichtenstein is Chairman of the Board of Aydin Corporation, a NYSE-listed defense electronics concern, as well as a director of Gateway Industries, Rose's Holdings, Inc., and Saratoga Beverage Group, Inc. Mr. Lichtenstein is a graduate of the University of Pennsylvania, where he received a Bachelor of Arts degree in economics.

Howard M. Lorber was elected to the Board of Directors in January 1999. Mr. Lorber is President and Chief Operating Officer of New Valley Corporation, an investment banking and real estate concern. He is also Chairman of the Board and Chief Executive Officer of Nathan's Famous, Inc., a fast food company. Additionally, Mr. Lorber is a director of United Capital Corporation and Prime Hospitality Corporation and serves on the boards of several community service organizations. He is a graduate of Long Island University, where he received a Bachelor of Arts degree and a Masters degree in taxation. Mr. Lorber also received charter life underwriter and chartered financial consultant degrees from the American College in Bryn Mawr, Pennsylvania. He is a trustee of Long Island University and a member of the Corporation of Babson College.

Harold R. Somerset was elected to the Board of Directors of PLM International in July 1994. From February 1988 to December 1993, Mr. Somerset was President and Chief Executive Officer of California & Hawaiian Sugar Corporation (C&H Sugar), a subsidiary of Alexander & Baldwin, Inc. Mr. Somerset joined C&H Sugar in 1984 as Executive Vice President and Chief Operating Officer, having served on its Board of Directors since 1978. Between 1972 and 1984, Mr. Somerset served in various capacities with Alexander & Baldwin, Inc., a publicly held land and agriculture company headquartered in Honolulu, Hawaii, including Executive Vice President of Agriculture and Vice President and General Counsel. Mr. Somerset holds a law degree from Harvard Law School as well as a degree in civil engineering from the Rensselaer Polytechnic Institute and a degree in marine engineering from the U.S. Naval Academy. Mr. Somerset also serves on the boards of directors for various other companies and organizations, including Longs Drug Stores, Inc., a publicly held company.

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

Robin L. Austin became Vice President, Human Resources of PLM Financial Services, Inc. in 1984, having served in various capacities with PLM Investment Management, Inc., including Director of Operations, from February 1980 to March 1984. From June 1970 to September 1978, Ms. Austin served on active duty in the United States Marine Corps and served in the United States Marine Corp Reserves from 1978 to 1998. She retired as a Colonel of the United States Marine Corps Reserves in 1998. Ms. Austin has served on the Board of Directors of the Marines' Memorial Club and is currently on the Board of Directors of the International Diplomacy Council.

Stephen M. Bess was appointed a Director of PLM Financial Services, Inc. in July 1997. Mr. Bess was appointed President of PLM Investment Management, Inc. in August 1989, having served as Senior Vice President of PLM Investment Management, Inc. beginning in February 1984 and as Corporate Controller of PLM Financial Services, Inc. beginning in October 1983. Mr. Bess served as Corporate Controller of PLM, Inc. beginning in December 1982. Mr. Bess was Vice
President-Controller of Trans Ocean Leasing Corporation, a container leasing company, from November 1978 to November 1982, and Group Finance Manager with the Field Operations Group of Memorex Corporation, a manufacturer of computer peripheral equipment, from October 1975 to November 1978.

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

James C. Chandler became Vice President, Planning and Development of PLM International in April 1996. From 1994 to 1996 Mr. Chandler worked as a consultant to public companies, including PLM, in the formulation of business growth strategies. Mr. Chandler was Director of Business Development at Itel Corporation from 1987 to 1994, serving with both the Itel Transportation Group and Itel Rail.

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

Janet M. Turner became Vice President of Investor Services of PLM International in 1994, having previously served as Vice President of PLM Investment Management, Inc. since 1990. Before 1990, Ms. Turner held the positions of manager of systems development and manager of investor relations at the Company. Prior to joining PLM in 1984, she was a financial analyst with The Toronto-Dominion Bank in Toronto, Canada.

The directors of PLM International, Inc. are elected for a three-year term and the directors of PLM Financial Services, Inc. are elected for a one-year term or until their successors are elected and qualified. No family relationships exist between any director or executive officer of PLM International Inc. or PLM Financial Services, Inc., PLM Transportation Equipment Corp., or PLM Investment Management, Inc.







                         (This space intentionally left
                                    blank.)

ITEM 11. EXECUTIVE COMPENSATION

The Partnership has no directors, officers, or employees. The Partnership had no pension, profit sharing, retirement, or similar benefit plan in effect as of December 31, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(A)  Security Ownership of Certain Beneficial Owners

     The General Partner is generally entitled to a 1% interest in the profits and losses and distributions of the Partnership subject to certain special allocations of income. In addition to its General Partner interest, FSI owned 1,500 units in the Partnership at December 31, 1998. As of December 31, 1998, no investor was known by the General Partner to beneficially own more than 5% of the depositary units of the Partnership.

(B)  Security Ownership of Management

     Table 3, below, sets forth, as of the date of this report, the amount and percentage of the Partnership's outstanding depositary units beneficially owned by each of the directors and executive officers and all directors and executive officers as a group of the General Partner and its affiliates:

                                     TABLE 3

Name                             Depositary Units          Percent of Units

Robert N. Tidball                     400                         *

All directors and officers
As a group (1 person)                 400                         *

* Less than 1%.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(A)  Transactions with Management and Others

     During 1998, management fees paid or accrued to IMI were $0.5 million. During 1998, the Partnership reimbursed FSI or its affiliates $0.4 million for administrative services and data processing expenses performed on behalf of the Partnership.

     During 1998, the USPEs paid or accrued the following fees to FSI or its affiliates (based on the Partnership's proportional share of ownership):
     management fees, $0.1 million and administrative and data processing services, $26,000.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS,  SCHEDULES AND REPORTS ON FORM 8-K

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


Dated: March 23, 1999                PLM EQUIPMENT GROWTH FUND
                                     PARTNERSHIP

                                     By: PLM Financial Services, Inc.
                                         General Partner



                                     By: /s/ Douglas P. Goodrich
                                         ----------------------------
                                         Douglas P. Goodrich
                                         President and Director



                                     By: /s/ Richard K Brock
                                         ----------------------------
                                         Richard K Brock
                                         Vice President and
                                         Corporate Controller




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors of the Partnership's General Partner on the dates indicated.


Name                            Capacity                        Date


*_______________________
Robert N. Tidball             Director , FSI                March 23, 1999


*_______________________
Douglas P. Goodrich           Director , FSI                March 23, 1999


*_______________________
Stephen M. Bess               Director , FSI                March 23, 1999


* Susan C. Santo, by signing her name hereto, does sign this document on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.


/s/ Susan C. Santo
----------------------
Susan C. Santo
Attorney-in-Fact

                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)

                          INDEX TO FINANCIAL STATEMENTS

                                  (Item 14(a))




                                                                         Page



Independent auditors' report                                               25

Balance sheets as of December 31, 1998 and 1997                            26

Statements of income for the years ended
   December 31, 1998, 1997, and 1996                                       27

Statements of changes in partners' capital for the years
   ended December 31, 1998, 1997, and 1996                                 28

Statements of cash flows for the years ended
   December 31, 1998, 1997, and 1996                                       29

Notes to financial statements                                           30-38


All financial statement schedules have been omitted, because the required information is not pertinent to the registrant or is not material, or because the information required is included in the financial statements and notes thereto.

                          INDEPENDENT AUDITORS' REPORT






The Partners
PLM Equipment Growth Fund:

We have audited the accompanying financial statements of PLM Equipment Growth Fund (the Partnership) listed in the accompanying index to financial statements. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We have conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1 to the financial statements, PLM Equipment Growth Fund, in accordance with the limited partnership agreement, entered its liquidation phase on January 1, 1998 and has commenced an orderly liquidation of the Partnership assets. The Partnership will terminate on December 31, 2006, unless terminated earlier upon sale of all equipment or by certain other events.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PLM Equipment Growth Fund as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.


/S/ KPMG LLP
-------------------------

SAN FRANCISCO, CALIFORNIA
March 12, 1999

                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)
                                 BALANCE SHEETS
                                  December 31,
                 (in thousands of dollars, except unit amounts)





                                                                                     1998                 1997
                                                                                 ----------------------------------
  Assets

  Equipment held for operating leases, at cost                                    $   26,113          $   33,019
  Less accumulated depreciation                                                      (20,862 )           (24,885 )
  -----------------------------------------------------------------------------------------------------------------
      Net equipment                                                                    5,251               8,134

  Cash and cash equivalents                                                            3,289               4,585
  Accounts receivable, less allowance for doubtful accounts
        of $161 in 1998 and $212 in 1997                                                 305                 920
  Due from affiliate                                                                      --                 353
  Investments in unconsolidated special-purpose entities                               4,149               5,983
  Prepaid expenses and other assets                                                       26                  31
                                                                                  ---------------------------------

        Total assets                                                              $   13,020          $   20,006
                                                                                  =================================

  Liabilities and partners' capital

  Liabilities:
  Accounts payable and accrued expenses                                           $      131          $      735
  Due to affiliates                                                                      525                 529
  Lessee deposits and reserve for repairs                                                 37                  44
                                                                                  ---------------------------------
    Total liabilities                                                                    693               1,308
                                                                                  ---------------------------------

  Partners' capital (deficit):
  Limited partners (5,785,350 depositary units as of
      December 31, 1998 and 1997)                                                     12,327              18,887
  General Partner                                                                         --                (189 )
                                                                                  ---------------------------------
    Total partners' capital                                                           12,327              18,698
                                                                                  ---------------------------------

        Total liabilities and partners' capital                                   $   13,020          $   20,006
                                                                                  =================================










                       See accompanying notes to financial
                                  statements.

                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)
                              STATEMENTS OF INCOME
                        For the Years Ended December 31,
         (in thousands of dollars, except weighted-average unit amounts)


                                                                            1998            1997           1996
                                                                        --------------------------------------------
  Revenues

  Lease revenue                                                          $   7,393       $   8,956      $  10,187
  Interest and other income                                                    240             241            368
  Net gain on disposition of equipment                                         733           3,265         13,304
                                                                         -------------------------------------------
    Total revenues                                                           8,366          12,462         23,859
                                                                         -------------------------------------------

  Expenses

  Depreciation and amortization                                              1,820           2,276          3,267
  Repairs and maintenance                                                    2,213           2,164          2,405
  Insurance expense to affiliate                                               (45 )            --              1
  Other insurance expenses                                                      40              61             73
  Management fees to affiliate                                                 505             535            739
  Interest expense                                                              --              --            945
  General and administrative expenses to affiliate                             422             641            708
  Other general and administrative expenses                                    704             527            468
  Provision for bad debts                                                        5              90            134
                                                                         -------------------------------------------
    Total expenses                                                           5,664           6,294          8,740
                                                                         -------------------------------------------

  Equity in net income (loss) of unconsolidated
      special-purpose entities                                                (895 )          (483 )        8,728
                                                                         -------------------------------------------

        Net income                                                       $   1,807       $   5,685      $  23,847
                                                                         ===========================================

  Partners' share of net income

  Limited partners                                                       $   1,536       $   5,587      $  23,609
  General Partner                                                              271              98            238
                                                                         -------------------------------------------

        Total                                                            $   1,807       $   5,685      $  23,847
                                                                         ===========================================

  Net income per weighted-average depositary unit                        $    0.29       $    0.97      $    4.08
                                                                         ===========================================

  Cash distribution                                                      $   4,695       $   6,405      $   8,358
  Special distribution                                                       3,483              --         10,242
  ------------------------------------------------------------------------------------------------------------------
  Total distribution                                                     $   8,178       $   6,405      $  18,600
  ==================================================================================================================

  Per weighted-average depositary unit:
  Cash distribution                                                      $    0.81       $    1.10      $    1.43
  Special distribution                                                        0.60              --           1.75
  ------------------------------------------------------------------------------------------------------------------
  Total distribution                                                     $    1.41       $    1.10      $    3.18
                                                                         ===========================================


                       See accompanying notes to financial
                                  statements.

                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              For the Years Ended December 31, 1998, 1997, and 1996
                            (in thousands of dollars)





                                                                  Limited        General
                                                                 Partners        Partner           Total
                                                                ---------------------------------------------


  Partners' capital (deficit) as of December 31, 1995          $   14,609          $  (275 )       $    14,334

  Net income                                                         23,609            238              23,847

  Repurchase of depositary units                                       (163 )           --                (163 )

  Cash distribution                                                  (8,274 )          (84 )            (8,358 )

  Special distribution                                              (10,140 )         (102 )           (10,242 )
                                                                 ------------------------------------------------

    Partners' capital (deficit) as of December 31, 1996              19,641           (223 )            19,418

  Net income                                                          5,587             98               5,685

  Cash distribution                                                  (6,341 )          (64 )            (6,405 )
  ---------------------------------------------------------------------------------------------------------------

    Partners' capital (deficit) as of December 31, 1997              18,887           (189 )            18,698

  Net income                                                          1,536            271               1,807

  Cash distribution                                                  (4,648 )          (47 )            (4,695 )

  Special distribution                                               (3,448 )          (35 )            (3,483 )
  ---------------------------------------------------------------------------------------------------------------

    Partners' capital (deficit) as of December 31, 1998          $   12,327        $    --         $    12,327
                                                                 ================================================








                       See accompanying notes to financial
                                  statements.

                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                        For the Years Ended December 31,
                            (in thousands of dollars)



                                                                            1998            1997           1996
                                                                        --------------------------------------------
  Operating activities
  Net income                                                             $      1,807     $      5,685     $     23,847
  Adjustments to reconcile net income to net cash
      provided by operating activities:
    Depreciation and amortization                                               1,820            2,276            3,267
    Net gain on disposition of equipment                                         (733 )         (3,265 )        (13,304 )
    Equity in net (income) loss from unconsolidated special-
        purpose entities                                                          895              483           (8,728 )
    Changes in operating assets and liabilities:
      Restricted cash                                                              --               60              187
      Accounts receivable, net                                                    613             (219 )            344
      Due from affiliate                                                          353             (353 )             --
      Prepaid expenses and other assets                                             5                3              (50 )
      Accounts payable and accrued expenses                                      (604 )            278             (208 )
      Due to affiliates                                                            (4 )            408               21
      Lessee deposits and reserve for repairs                                      (7 )           (649 )           (209 )
                                                                         -------------------------------------------------
        Net cash provided by operating activities                               4,145            4,707            5,167
                                                                         -------------------------------------------------

  Investing activities
  Payments for capital improvements                                              (108 )           (116 )            (62 )
  Investment in unconsolidated special-purpose
      entities                                                                  (721)             (831 )             --
  Liquidation of investment in equipment placed in
      unconsolidated special-purpose entities                                   1,101              150           17,525
  Distribution from unconsolidated special-purpose entities                       557            1,049            1,521
  Proceeds from disposition of equipment                                        1,908            4,167           17,917
                                                                         -------------------------------------------------
        Net cash provided by investing activities                               2,737            4,419           36,901
                                                                         -------------------------------------------------

  Financing activities
  Principal repayments under note payable                                          --               --          (23,000 )
  Decrease in restricted cash                                                      --               --               85
  Cash distribution paid to limited partners                                   (4,648 )         (6,341 )         (8,274 )
  Cash distribution paid to General Partner                                       (47 )            (64 )            (84 )
  Special distribution paid to limited partners                                (3,448 )              -          (10,140 )
  Special distribution paid to General Partner                                    (35 )              -             (102 )
  Repurchases of depositary units                                                  --                -             (163 )
                                                                         -------------------------------------------------
        Net cash used in financing activities                                  (8,178 )         (6,405 )        (41,678 )
                                                                         -------------------------------------------------

  Net increase (decrease) in cash and cash equivalents                         (1,296 )          2,721              390
  Cash and cash equivalents at beginning of year                                4,585            1,864            1,474
                                                                         -------------------------------------------------
  Cash and cash equivalents at end of year                               $      3,289     $      4,585     $      1,864
                                                                         =================================================

  Supplemental information
  Interest paid                                                          $         --     $         --     $        958
                                                                         =================================================
  Receipt of interest in unconsolidated special-purpose entity in
        settlement of receivables                                        $         --     $        281     $         --
                                                                         =================================================



                       See accompanying notes to financial
                                  statements.

                            PLM EQUIPMENT GROWTH FUND
                              A Limited Partnership
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

1.    Basis of Presentation

      Organization

      PLM Equipment Growth Fund, a California limited partnership (the Partnership) was formed on January 28, 1986. The Partnership engages primarily in the business of owning, leasing, or otherwise investing in predominantly used transportation and related equipment. The Partnership commenced significant operations in August 1986. PLM Financial Services, Inc. (FSI) is the General Partner of the Partnership. FSI is a wholly-owned subsidiary of PLM International, Inc. (PLM International).

      The Partnership will terminate on December 31, 2006, unless terminated earlier upon sale of all equipment or by certain other events. Since the third quarter of 1994, and in accordance with the limited partnership agreement, the General Partner may no longer reinvest cash flows and surplus funds in equipment. All future cash flows and surplus funds, if any, are to be used for distributions to partners, except to the extent used to maintain reasonable reserves. The Partnership began the liquidation phase of the Partnership in January 1998.

      FSI manages the affairs of the Partnership. The net income (loss) and distributions of the Partnership are generally allocated 99% to the limited partners and 1% to the General Partner subject to certain special allocations (see Net Income (Loss) and Distributions Per Depositary Unit, below). The General Partner is entitled to a subordinated incentive fee equal to 15% of surplus distributions, as defined in the limited partnership agreement, remaining after the limited partners have received a certain minimum rate of return.

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Operations

      The equipment of the Partnership is managed, under a continuing management agreement, by PLM Investment Management, Inc. (IMI), a wholly-owned subsidiary of FSI. IMI receives a monthly management fee from the Partnership for managing the equipment (see Note 2). FSI, in conjunction with its subsidiaries, sells equipment to investor programs and third parties, manages pools of transportation equipment under agreements with the investor programs, and is a general partner of other programs.

      Accounting for Leases

      The Partnership's leasing operations generally consist of operating leases. Under the operating lease method of accounting, the leased asset is recorded at cost and depreciated over its estimated useful life. Rental payments are recorded as revenue over the lease term.

      Depreciation and Amortization

      Depreciation of transportation equipment held for operating leases is computed on the double-declining balance or declining balance method, based upon estimated useful lives of 15 to 18 years for railcars, and 12 years for marine containers, trailers, aircraft, and the marine vessel. The depreciation method converts to straight line when annual depreciation expense using the straight-line method exceeds that calculated by the accelerated method.

                            PLM EQUIPMENT GROWTH FUND
                              A Limited Partnership
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

1.    Basis of Presentation (continued)

       Transportation Equipment

       In accordance with the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). The General Partner reviews the carrying value of the Partnership's equipment at least quarterly in relation to expected future market conditions for the purpose of assessing recoverability of the recorded amounts. If projected undiscounted future lease revenue plus residual values are less than the carrying value of the equipment, a loss on revaluation is recorded. No reductions to the carrying value of equipment were required during 1998, 1997 or 1996.

      Investments in Unconsolidated Special-Purpose Entities

      The Partnership has interests in unconsolidated special-purpose entities that own transportation equipment. These interests are accounted for using the equity method.

      The Partnership's investment in unconsolidated special-purpose entities includes acquisition and lease negotiation fees paid by the Partnership to TEC, a wholly-owned subsidiary of FSI. The Partnership's interest in USPE's is managed by IMI. The Partnership's equity interest in net income
      (loss) of unconsolidated special-purpose entities is reflected net of management fees paid or payable to IMI and the amortization of acquisition and lease negotiation fees paid to TEC.

      Repairs and Maintenance

      Repair and maintenance cost to railcars and the trailer equipment operated in rental yards owned and maintained by PLM Rental, Inc., the short-term trailer rental subsidiary of PLM International doing business as PLM Trailer Leasing, are usually the obligation of the Partnership. Maintenance costs of most of the other equipment are the obligation of the lessee. If they are not covered by the lessee, they are generally charged against operations as incurred. The reserve accounts are included in the balance sheet as lessee deposits and reserve for repairs.

      Net Income (Loss) and Distributions Per Depositary Unit

      The net income (loss) of the Partnership is generally allocated 99% to the limited partners and 1% to the General Partner. Special allocations of income are made to the General Partner equal to the deficit balance, if any, in the capital account of the General Partner. Cash distributions of the Partnership are generally allocated 99% to the limited partners and 1% to the General Partner and may include amounts in excess of net income. The General Partner received a special allocation of income in the amount of $0.1 million in 1998 and $41,000 in 1997. No special allocation was received in 1996. The General Partner received an additional allocation of income of $0.2 million in 1998 to adjust their capital account to zero in accordance with the Partnership agreements. The limited partners' net income (loss) is allocated among the limited partners based on the number of limited partnership units owned by each limited partner and on the number of days of the year each limited partner is in the Partnership.

      Cash distributions are recorded when paid and may include amounts in excess of net income. An operating cash distribution of $1.0 million ($0.172 per depositary unit) was declared on January 25, 1999 and paid on February 12, 1999 to the unitholders of record as of December 31, 1998.

      Special distributions in 1998 were $3.5 million. Special distributions are typically made from the proceeds of the sale of equipment. No special distributions were paid to partners in 1997. The special distributions paid to partners in 1996 were $10.2 million. Cash distributions to investors in excess of net income are considered a return of capital. Cash distributions to limited partners of $6.4 million in 1998 were deemed to

                            PLM EQUIPMENT GROWTH FUND
                              A Limited Partnership
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

1.    Basis of Presentation (continued)

      Net Income Per Weighted-Average Depositary Unit

      be a return of capital. Cash distributions to limited partners of $0.8 million in 1997 were deemed to be a return of capital. No cash distributions in 1996 were deemed to be a return of capital.

      Net income per weighted-average depositary unit was computed by dividing net income attributable to limited partners by the weighted-average number of depositary units deemed outstanding during the period. The weighted-average number of depositary units deemed outstanding during the years ended December 31, 1998, 1997, and 1996 were 5,785,350, 5,785,350, and 5,787,545, respectively.

      Cash and Cash Equivalents

      The Partnership considers highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less as cash equivalents. The carrying amount of cash equivalents approximates fair market value due to the short-term nature of the investments.

      Comprehensive Income

      During 1998, the Partnership adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income," which requires enterprises report, by major component and in total, all changes in equity from nonowner sources. The Partnership's net income (loss) is equal to comprehensive income for the years ended December 31, 1998, 1997, and 1996.

2.    General Partner and Transactions with Affiliates

      An officer of FSI contributed $100 of the Partnership's initial capital. Under the equipment management agreement, IMI receives a monthly management fee attributable to either owned equipment or interests in equipment owned by the USPEs equal to the greater of (a) 10% of cash flows or (b) 1/12 of 1/2% of the book value of the equipment portfolio, subject to a reduction in certain events, as described in the limited partnership agreement. Partnership management fees of $39,000 and $0.1 million were payable to IMI as of December 31, 1998 and 1997. The Partnership's proportional share of USPE management fees of $3,000 and $10,000 was payable as of December 31, 1998 and 1997, respectively. The Partnership's proportional share of USPE management fee expense was $0.1 million and $0.2 million during 1998 and 1997 and $0.2 million in 1996. Additionally, the Partnership reimbursed FSI and its affiliates $0.4 million, $0.6 million, and $0.7 million for administrative services and data processing expenses performed on behalf of the Partnership in 1998, 1997, and 1996, respectively. The Partnership's proportional share of USPE administrative and data processing expenses was $26,000, $49,000 and $0.1 million million during 1998, 1997, and 1996, respectively.

      The Partnership paid $1,000 in 1996 to Transportation Equipment Indemnity, Company, Ltd. (TEI), a wholly-owned subsidiary of PLM, which provides marine insurance coverage and other insurance brokerage services. No fees were paid to TEI in 1998 or 1997 for wholly-owned equipment. The Partnership's proportional share of USPE marine insurance coverage paid to TEI was $0 in 1998 and $0.2 million during 1997 and 1996. A substantial portion of these amounts was paid to third-party reinsurance underwriters or placed in risk pools managed by TEI on behalf of affiliated partnerships and PLM International, which provide threshold coverages on marine vessel loss of hire and hull and machinery damage. All pooling arrangement funds are either paid out to cover applicable losses or refunded pro rata by TEI.

      During 1998, TEI did not provide the same level of insurance coverage as had been provided during the previous years. PLMI plans to liquidate TEI in 1999.

                            PLM EQUIPMENT GROWTH FUND
                              A Limited Partnership
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

3.    Equipment

      As of December 31, 1998, all of the Partnership's trailer equipment was in rental facilities operated by PLM Rental, Inc., an affiliate of the General Partner doing business as PLM Trailer Leasing. Revenues collected under short-term rental agreements with the rental yards' customers are credited to the owners of the related equipment as received. Direct expenses associated with the equipment are charged directly to the Partnership. An allocation of indirect expenses of the rental yard operations is charged to the Partnership monthly. The components of owned equipment as of December 31, 1998 and 1997 are as follows (in thousands of dollars):


        Equipment held for operating leases                 1998                1997
  -----------------------------------------------------------------------------------------

  Rail equipment                                         $   21,635          $   21,948
  Trailers                                                    2,439               7,628
  Marine containers                                           2,039               3,443
                                                         ---------------------------------
                                                             26,113              33,019
  Less accumulated depreciation                             (20,862 )           (24,885 )
                                                         ---------------------------------
    Net equipment                                        $    5,251          $    8,134
                                                         =================================

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

      As of December 31, 1998, all owned equipment in the Partnership's portfolio was on lease or operating in PLM-affiliated short-term trailer rental facilities, except for 23 marine containers and 5 railcars with an aggregate net book value of $23,000. As of December 31, 1997, the Partnership had 24 marine containers and 3 railcars off lease with an aggregate net book value of $20,000.

      The General Partner, on behalf of the Partnership, incurred approximately $0.1 million in 1998, 1997, and 1996 in capital improvements, but did not purchase any additional equipment, in accordance with the limited partnership agreement.

      During 1998, the Partnership sold marine containers, trailers, railcars, and an aircraft, with a net book value of $1.2 million, for $1.9 million. During 1997, the Partnership sold or disposed of marine containers, trailers, railcars, and an aircraft, with a net book value of $0.9 million, for $4.2 million.

      All leases for owned and partially-owned equipment are being accounted for as operating leases. Future minimum rentals under noncancelable leases for owned and partially-owned equipment as of December 31, 1998, and during each of the next five years and thereafter, are approximately $4.4 million in 1999, $2.1 million in 2000, $800,000 in 2001, $150,000 in 2002, and
      $30,000 thereafter. Contingent rentals based upon utilization for owned and partially-owned equipment were approximately $0.3 million, $0.8 million, and $1.2 million in 1998, 1997, and 1996, respectively.

                            PLM EQUIPMENT GROWTH FUND
                              A Limited Partnership
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

4.   Investments in Unconsolidated Special-Purpose Entities (continued)

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

     The Partnership's 50% investment in a commercial aircraft, included in the investments in unconsolidated special-purpose entities, was off lease as of December 31, 1998 and 1997.

     The following summarizes the financial information for the special-purpose entities and the Partnership's interest therein as of and for the years ended December 31, 1998 and 1997 (in thousands of dollars):



                                 1998                              1997                              1996
                                 ------                            ------                            ------
                                       Net Interest                      Net Interest                          Net
                          Total             of              Total             of             Total         Interest of
                          USPEs         Partnership         USPEs         Partnership         USPEs        Partnership
                       --------------------------------    ----------------------------    -------------------------------

Net investments        $  22,096     $         4,149     $  31,664     $         5,983     $  31,608     $        6,553
Revenues                  10,300               3,200         9,610               2,935        11,872              4,156
Net income (loss)           (934 )              (895 )        (666 )              (483 )      15,453              8,728


5.   Operating Segments

     The Partnership currently operates in five primary operating segments: trailer leasing, railcar leasing, aircraft leasing, marine vessel leasing, and marine container leasing. Each equipment leasing segment engage in short-term to mid-term operating leases to a variety of customers.

     The General Partner evaluates the performance of each segment based on profit or loss from operations before allocation of general and administrative expenses, interest expense and certain other expenses. The segments are managed separately due to different business strategies for each operation.

                            PLM EQUIPMENT GROWTH FUND
                              A Limited Partnership
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

5.   Operating Segments (continued)

     The following tables present a summary of the operating segments (in thousands of dollars):


                                                     Marine      Marine
                                          Aircraft  Container    Vessel   Trailer    Railcar   All
    For the Year Ended December 31, 1998  Leasing    Leasing    Leasing   Leasing    Leasing   Other<F1>    Total
    ------------------------------------  -------    -------    -------   -------    -------   ----         -----

    Revenues
      Lease revenue                        $    --   $    234   $     --  $  1,203   $  5,956  $     --   $  7,393
      Interest income and other                 --         --         --        --         62       178        240
      Gain (loss) on disposition of            (57 )       (1 )       --       630        161        --        733
    equipment
                                          -------------------------------------------------------------------------
        Total revenues                         (57 )      233         --     1,833      6,179       178      8,366
    Costs and expenses
      Operations support                        --          4        (45 )     337      1,892        20      2,208
      Depreciation and amortization             --        166         --       317      1,337        --      1,820
      Interest expense                          --         --         --        --         --     1,110      1,110
      General and administrative expenses       17          4          5       289        206        --        521
      Provision for bad debts                   --         --         --        20        (15 )      --          5
                                          -------------------------------------------------------------------------
        Total costs and expenses                17        174        (40 )     963      3,420     1,130      5,664
                                          -------------------------------------------------------------------------
    Equity in net income (loss) of USPEs     (1,323)       --        428        --         --        --       (895 )
                                          -------------------------------------------------------------------------
                                          =========================================================================
    Net income (loss)                      $ (1,397) $     59   $    468  $    870   $  2,759  $   (952 ) $  1,807
                                          =========================================================================

    As of December 31, 1998
    Total assets                           $ 2,564   $    574   $  1,585  $    561   $  4,116  $  3,620   $ 13,020
                                          =========================================================================

<F1> Includes interest income and costs not identifiable to a particular segment
     such  as  general  and  administrative,   interest  expense,   and  certain
     operations support expenses.





                                                     Marine      Marine
                                          Aircraft  Container    Vessel   Trailer    Railcar   All
    For the Year Ended December 31, 1997  Leasing    Leasing    Leasing   Leasing    Leasing   Other<F1>    Total
    ------------------------------------  -------    -------    -------   -------    -------   ----         -----

    Revenues
      Lease revenue                        $   255   $    796   $     --  $  1,745   $  6,160  $     --   $  8,956
      Interest income and other                 --         17         --        19         94       111        241
      Gain (loss) on disposition of          1,589      1,548         --        97         31        --      3,265
    equipment
                                          -------------------------------------------------------------------------
        Total revenues                       1,844      2,361         --     1,861      6,285       111     12,462
    Costs and expenses
      Operations support                         6          5         --       523      1,663        29      2,226
      Depreciation and amortization             --        380         --       601      1,296        --      2,277
      General and administrative expenses       20          3         18       367        189     1,105      1,702
      Provision for bad debts                  (83 )        1          6        12        153        --         89
                                          -------------------------------------------------------------------------
        Total costs and expenses               (57 )      389         24     1,503      3,301     1,134      6,294
                                          -------------------------------------------------------------------------
    Equity in net income (loss) of USPEs      (495 )       --         12        --         --        --       (483 )
                                          -------------------------------------------------------------------------
                                          =========================================================================
    Net income (loss)                      $ 1,406   $  1,972   $    (12 )$    358   $  2,984  $ (1,023 ) $  5,685
                                          =========================================================================

    As of December 31, 1997
    Total assets                           $ 4,736   $  1,190   $  1,246  $  1,516   $  5,428  $  5,890   $ 20,006
                                          =========================================================================

<F1> Includes interest income and costs not identifiable to a particular segment
     such  as  general  and  administrative,   interest  expense,   and  certain
     operations support expenses.



                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

5.   Operating Segments (continued)


                                                     Marine      Marine
                                          Aircraft  Container    Vessel       MODU     Trailer   Railcar    All
    For the Year Ended December 31, 1996  Leasing    Leasing    Leasing     Leasing    Leasing   Leasing    Other<F2>   Total
    ------------------------------------  -------    -------    -------     -------    -------   -------    ----        -----

    Revenues
      Lease revenue                        $   488   $  1,241   $    139  $       --    $1,869   $  6,450   $     --  $ 10,187
      Interest income and other                 50          1         --          (6 )      --         --        323       368
      Gain (loss) on disposition of            (16 )      419     11,142          --        50      1,723        (14 )  13,304
    equipment
                                          -------------------------------------------------------------------------------------
        Total revenues                         522      1,661     11,281          (6 )   1,919      8,173        309    23,859
    Costs and expenses
      Operations support                        15          6        (22 )        --       527      1,903         43     2,472
      Depreciation and amortization            360        606         41          --       770      1,335        155     3,267
      Interest expense                          --         --         --          --        --         --        945       945
      General and administrative expenses       24         11         (1 )        18       356        225      1,289     1,922
      Provision for bad debts                   75          1         --          --        66         (8 )       --       134
                                          -------------------------------------------------------------------------------------
        Total costs and expenses               474        624         18          18     1,719      3,455      2,432     8,740
                                          -------------------------------------------------------------------------------------
    Equity in net income (loss) of USPEs       799         --        247       8,006        --         --       (324 )   8,728
                                          -------------------------------------------------------------------------------------
                                          =====================================================================================
    Net income (loss)                      $   847   $  1,037   $ 11,510  $    7,982    $  200   $  4,718   $ (2,447 )$ 23,847
                                          =====================================================================================

    As of December 31, 1996
    Total assets                           $ 4,463   $  2,252   $  2,090  $       --     2,301   $  6,645   $  2,998  $ 20,749
                                          =====================================================================================

<F2> Includes interest income and costs not identifiable to a particular segment such as general and administrative, interest expense, and certain operations support expenses. Also includes income from an investment in an entity owning a mobile offshore drilling unit.



6.    Geographic Information

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

      The following table sets forth lease revenue information by region for the years ended December 31, as follows (in thousands of dollars):


                                       Owned Equipment                            Investments in USPEs
                          --------------------------------------------------------------------------------------
    Region                   1998            1997           1996           1998           1997           1996
    ------------------------------------------------------------------------------------------------------------

      United States       $   2,173       $   7,283      $   3,383       $     --      $      --      $     879
      South America              --              --             --            616             --            590
      Canada                  4,986             877          5,381             --             --             --
      Asia                       --              --             --             --             --            441
      Australia                  --              --             --             --             --             27
      Europe                     --              --             --             --            590            104
      Rest of the world         234             796          1,423          2,584          2,345          2,115
                          ======================================================================================
       Lease Revenues     $   7,393       $   8,956      $  10,187       $  3,200      $   2,935      $   4,156
                          ======================================================================================


                            PLM EQUIPMENT GROWTH FUND
                              A Limited Partnership
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

6.    Geographic Location (continued)

      The following table sets forth income (loss) information by region for the years ended December 31, 1998, 1997, and 1996 (in thousands of dollars):


                                        Owned Equipment                           Investments in USPEs
                           ---------------------------------------------------------------------------------------
     Region                   1998           1997           1996           1998           1997           1996
     -------------------------------------------------------------------------------------------------------------

       United States       $     145      $  1,468       $     935      $      --       $     --      $   8,264
       South America              --            --              --            158             25            (62 )
       Canada                  3,409         3,774           3,570             --             --             --
       Asia                       --            --            (175 )       (1,481 )         (520 )         (695 )
       Australia                  --            --              --             --             --            259
       Europe                     --            --              --             --             --            715
       Rest of the world         100         1,949          12,223            428             12            247
                           ---------------------------------------------------------------------------------------
     Regional
         Income (loss)         3,654         7,191          16,553           (895 )         (483 )        8,728
       Administrative
         and other              (952 )      (1,023 )        (1,434 )           --             --             --
                           ---------------------------------------------------------------------------------------
                           =======================================================================================
     Net income (loss)     $   2,702      $  6,168       $  15,119      $    (895 )     $   (483 )    $   8,728
                           =======================================================================================

      The net book value of these assets at December 31, 1998, 1997, and 1996 are as follows (in thousands of dollars):


                                           Owned Equipment                            Investments in USPEs
                              ------------------------------------------    ------------------------------------------
       Region                    1998           1997           1996            1998           1997           1996
       ---------------------------------------------------------------------------------------------------------------
       ---------------------------------------------------------------------------------------------------------------

         United States         $  1,233      $   2,234      $   3,147        $     --      $      --      $      --
         South America               --             --             --           2,064          3,495          2,774
         Canada                   3,445          4,710          5,800              --             --             --
         Asia                        --             --             --             498          1,241          1,689
         Europe                      --             --             --              --             --             --
         Rest of the world          573          1,190          2,252           1,587          1,247          2,090
                              ========================================================================================

       Net book value          $  5,251      $   8,134      $  11,199        $  4,149      $   5,983      $   6,553
                              ========================================================================================

7.    Concentrations of Credit Risk

      The Partnership's only customer that accounted for 10% or more of the total consolidated revenues for the owned equipment and partially owned equipment during 1998 and 1997 was Texaco (14% in 1998 and 20% in 1997). In 1996, Electricite et Eaux de Madagascar purchased a mobile offshore drilling unit from the Partnership and the gain from the sale accounted for 24% of total consolidated revenues from wholly and partially owned equipment during 1996.

      As of December 31, 1998 and 1997, the General Partner believes the Partnership had no other significant concentrations of credit risk that could have a material adverse effect on the Partnership.

8.    Income Taxes

      The Partnership is not subject to income taxes, as any income or loss is included in the tax returns of the individual partners. Accordingly, no provision for income taxes has been made in the financial statements of the Partnership.

                            PLM EQUIPMENT GROWTH FUND
                              A Limited Partnership
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

8.    Income Taxes (continued)

      As of December 31, 1998, there were temporary differences of approximately $15.5 million between the financial statement carrying values of certain assets and liabilities and the federal income tax bases of such assets and liabilities, primarily due to differences in depreciation methods and equipment reserves and the tax treatment of underwriting commissions and syndication costs.

9.    Contingencies

     The Partnership, together with affiliates, has initiated litigation in various official forums in India against a defaulting Indian airline lessee to repossess Partnership property and to recover damages for failure to pay rent and failure to maintain such property in accordance with relevant lease contracts. The Partnership has repossessed all of its property previously leased to such airline, and the airline has ceased operations. In response to the Partnership's collection efforts, the airline filed counterclaims against the Partnership in excess of the Partnership's claims against the airline. The General Partner believes that the airline's counterclaims are completely without merit, and the General Partner will vigorously defend against such counterclaims.

10.   Subsequent Event

      On January 14, 1999, the General Partner for the Partnership announced that it has begun recognizing transfers involving trading of units in the Partnership for the 1999 calendar year. The Partnership is listed on the OTC Bulletin Board under the symbol GFXPZ.

      In making the announcement, the General Partner noted that, as in previous years, it will continue to monitor the volume of such trades to ensure that the Partnership remain in compliance with IRS Notice 88-75 and IRS Code Section 7704. These IRS regulations contain safe harbor provisions stipulating the maximum number of partnership units that can be traded during a calendar year in order for a partnership not to be deemed a publicly traded partnership for income tax purposes.

      Should the Partnership approach the annual safe harbor limitation later on in 1999, the General Partner will, at that time, cease to recognize any further transfers involving trading of Partnership units. Transfers specifically excluded from the safe harbor limitations, referred to in the regulations as "transfers not involving trading," which include transfers at death, transfers between family members, and transfers involving distributions from a qualified retirement plan, will continue to be recognized by the General Partner throughout the year.

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