Form 10-Q
period 1999-03-31
PLM EQUIPMENT GROWTH FUND
filed 1999-04-29
CIK 788813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------
                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTER ENDED MARCH 31, 1999

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
                                 BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)



                                                                                March 31,          December 31,
                                                                                   1999                1998
                                                                             -------------------------------------
ASSETS

Equipment held for operating lease, at cost                                   $     25,456        $     26,113
Less accumulated depreciation                                                      (20,638 )           (20,862 )
                                                                             -------------------------------------
  Net equipment                                                                      4,818               5,251

Cash and cash equivalents                                                            3,527               3,289
Accounts receivable, less allowance for doubtful accounts
    of $56 in 1999 and $161 in 1998                                                    336                 305
Investments in unconsolidated special-purpose entities                               4,172               4,149
Prepaid expenses and other assets                                                       17                  26
                                                                             -------------------------------------

    Total assets                                                              $     12,870        $     13,020
                                                                             =====================================

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable and accrued expenses                                         $        139        $        131
Due to affiliates                                                                      577                 525
Lessee deposits and reserve for repairs                                                 91                  37
                                                                             -------------------------------------
  Total liabilities                                                                    807                 693
                                                                             -------------------------------------

Partners' capital:
Limited partners (5,785,350 depositary units
      as of March 31, 1999 and December 31, 1998)                                   12,063              12,327
General Partner                                                                         --                  --
                                                                             -------------------------------------
  Total partners' capital                                                           12,063              12,327
                                                                             -------------------------------------

      Total liabilities and partners' capital                                 $     12,870        $     13,020
                                                                             =====================================


















                       See accompanying notes to financial
                                  statements.

                            PLM EQUIPMENT GROWTH FUND
                             (A LIMITED PARTNERSHIP)
                              STATEMENTS OF INCOME
         (in thousands of dollars, except weighted-average unit amounts)



                                                                                                    For the Three Months
                                                                                                       Ended March 31,
          REVENUES                                                                                   1999           1998
          -----------------------------------------------------------------------------------------------------------------

          Lease revenue                                                                            $ 1,672       $ 1,969
          Interest and other income                                                                     49            67
          Net gain on disposition of equipment                                                          89            75
                                                                                                   ------------------------
            Total revenues                                                                           1,810         2,111
                                                                                                   ------------------------

          EXPENSES

          Depreciation                                                                                 386           495
          Repairs and maintenance                                                                      469           569
          Insurance expense                                                                              9            10
          Management fees to affiliate                                                                 114           166
          General and administrative expenses to affiliates                                             77           144
          Other general and administrative expenses                                                    133           256
          Recovery of bad debts                                                                       (103 )        (116 )
                                                                                                   ------------------------
            Total expenses                                                                           1,085         1,524
                                                                                                   ------------------------

          Equity in net income (loss) of unconsolidated
              special-purpose entities                                                                  42           (44 )
                                                                                                   ------------------------

              Net income                                                                           $   767       $   543
                                                                                                   ========================

          PARTNERS' SHARE OF NET INCOME

          Limited partners                                                                         $   757       $   486
          General Partner                                                                               10            57
                                                                                                   ------------------------

              Total                                                                                $   767       $   543
                                                                                                   ========================

          Net income per weighted-average depositary unit                                          $  0.13       $  0.08
          =================================================================================================================

          Cash distribution                                                                        $ 1,031       $ 1,601
          Special distribution                                                                          --         3,483
          =================================================================================================================
          Total distribution                                                                       $ 1,031       $ 5,084
          =================================================================================================================

          Per weighted-average depositary unit:
          Cash distribution                                                                        $  0.18       $  0.27
          Special distribution                                                                          --          0.60
          =================================================================================================================
          Total distributions per weighted-average depositary unit                                 $  0.18       $  0.87
          =================================================================================================================










                       See accompanying notes to financial
                                  statements.

                            PLM EQUIPMENT GROWTH FUND
                             (A LIMITED PARTNERSHIP)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                        FOR THE PERIOD FROM DECEMBER 31,
                             1997 TO MARCH 31, 1999
                            (in thousands of dollars)



                                                                 Limited              General
                                                                 Partners              Partner               Total
                                                               --------------------------------------------------------

  Partners' capital (deficit) as of December 31, 1997           $  18,887            $     (189 )           $  18,698

  Net income                                                        1,536                   271                 1,807

  Cash distribution                                                (4,648 )                 (47 )              (4,695 )

  Special distribution                                             (3,448 )                 (35 )              (3,483 )
                                                                --------------------------------------------------------

    Partners' capital as of December 31, 1998                      12,327                    --                12,327

  Net income                                                          757                    10                   767

  Cash distribution                                                (1,021 )                 (10 )              (1,031 )
  ----------------------------------------------------------------------------------------------------------------------

  Partners' capital as of March 31, 1999                        $  12,063            $       --             $  12,063
  ======================================================================================================================

































                       See accompanying notes to financial
                                  statements.

                            PLM EQUIPMENT GROWTH FUND
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)



                                                                                 For the Three Months
                                                                                    Ended March 31,
                                                                               1999                 1998
                                                                           ----------------------------------

    OPERATING ACTIVITIES

    Net income                                                             $      767           $      543
    Adjustments to reconcile net income to net cash provided
        by (used in) operating activities:
      Depreciation                                                                386                  495
      Net gain on disposition of equipment                                        (89 )                (75 )
      Equity in net (income) loss from unconsolidated
        special-purpose entities                                                  (42 )                 44
      Changes in operating assets and liabilities:
        Accounts receivable, net                                                  (31 )                189
        Due from affiliate                                                         --                  353
        Prepaid expenses and other assets                                           9                   10
        Accounts payable and accrued expenses                                       8                 (411 )
        Due to affiliates                                                          52                  (70 )
        Lessee deposits and reserve for repairs                                    54                   59
                                                                           ----------------------------------
          Net cash provided by operating activities                             1,114                1,137
                                                                           ----------------------------------

    INVESTING ACTIVITIES

    Payments for capital improvements                                             (11 )                (74 )
    Liquidation distributions from unconsolidated
        special-purpose entities                                                   --                1,101
    Proceeds from disposition of equipment                                        148                  310
    Distributions from (additional investments in) unconsolidated
         special-purpose entities                                                  18                 (166 )
                                                                           ----------------------------------
          Net cash provided by investing activities                               155                1,171
                                                                           ----------------------------------

    FINANCING ACTIVITIES

    Cash distribution paid to limited partners                                 (1,021 )             (1,585 )
    Cash distribution paid to General Partner                                     (10 )                (16 )
    Special distribution paid to limited partners                                  --               (3,448 )
    Special distribution paid to General Partner                                   --                  (35 )
                                                                           ----------------------------------
          Net cash used in financing activities                                (1,031 )             (5,084 )
                                                                           ----------------------------------

    Net increase (decrease) in cash and cash equivalents                          238               (2,776 )
    Cash and cash equivalents at beginning of period                            3,289                4,585
                                                                           ----------------------------------
    Cash and cash equivalents at end of period                             $    3,527           $    1,809
                                                                           ==================================









                       See accompanying notes to financial
                                  statements.

                            PLM EQUIPMENT GROWTH FUND
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999

1.  Opinion of Management

In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth Fund (the Partnership) as of March 31, 1999 and 1998, the statements of income for the three months ended March 31, 1999 and 1998, the statements of changes in Partners' capital from December 31, 1997 to March 31, 1999, and the statements of cash flows for the three months ended March 31, 1999 and 1998. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998, on file at the Securities and Exchange Commission.

2.  Schedule of Partnership Phases

The Partnership, in accordance with its limited partnership agreement, entered its liquidation phase on January 1, 1998, and has commenced an orderly liquidation of the Partnership assets. The Partnership will terminate on December 31, 2006, unless terminated earlier upon the sale of all equiment or by certain other events. The General Partner may no longer reinvest cash flows and surplus funds in equipment. All future cash flows and surplus funds, if any, are to be used for distributions to partners, except to the extent used to maintain reasonable reserves.

3.  Cash Distributions

Cash distributions are recorded when paid and may include amounts in excess of net income. Operating cash distributions were $1.0 million and $1.6 million for the three months ended March 31, 1999 and 1998, respectively. In addition, a $3.5 million special distribution was paid to the partners during the three months ended March 31, 1998. No special distributions were paid during the three months ended March 31, 1999. Cash distributions to the limited partners in excess of net income are considered to represent a return of capital. During the three months ended March 31, 1999 and 1998, cash distributions to unitholders of $0.3 million and $4.5 million, respectively, were deemed to be a return of capital.

Operating cash distributions related to the results from the first quarter of 1999 of $1.0 million are to be paid during the second quarter of 1999. A special cash distribution of $1.75 million was declared on April 27, 1999, and will be paid during the second quarter of 1999.

4.  Transactions with General Partner and Affiliates

The balance due to affiliates as of March 31, 1999, includes $45,000 due to FSI and its affiliate for management fees and $0.5 million due to affiliated unconsolidated special-purpose entities (USPEs). The balance due to affiliates as of December 31, 1998 includes $39,000 due to FSI and its affiliate for management fees and $0.5 million due to affiliated USPEs.

The Partnership's proportional share of USPE-affiliated management fees of $0 and $3,000 were payable as of March 31, 1999 and 1998, respectively.

                            PLM EQUIPMENT GROWTH FUND
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999

4.  Transactions with General Partner and Affiliates (continued)

The Partnership's proportional share of the affiliated expenses incurred by the USPEs during 1999 and 1998 is listed in the following table (in thousands of dollars):


                                                                                     For the Three Months
                                                                                       Ended March 31,
                                                                                     1999           1998
                                                                                  ---------------------------

  Data processing and administrative
      expenses                                                                    $      12      $      14
  Management fees                                                                         5             48
  Insurance expense                                                                       5             17


Transportation Equipment Indemnity Company, Ltd. (TEI), an affiliate of the General Partner, and currently in liquidation, will no longer provide certain marine insurance coverage as had been provided during 1998. These services will be provided by an unaffiliated third party.

5.  Equipment

The components of owned equipment were as follows (in thousands of dollars):


                                                                                   March 31,        December 31,
                                                                                      1999              1998
--------------------------------------------------------------------------------------------------------------------
Railcars                                                                          $   21,440        $   21,635
Marine containers                                                                      2,010             2,039
Trailers                                                                               2,006             2,439
--------------------------------------------------------------------------------------------------------------------
                                                                                      25,456            26,113
Less accumulated depreciation                                                        (20,638 )         (20,862 )
                                                                                  ==================================
  Net equipment                                                                   $    4,818        $    5,251
                                                                                  ==================================


As of March 31, 1999, all equipment in the Partnership's owned equipment portfolio was on lease or operating in PLM-affiliated short-term trailer rental facilities, except for 20 marine containers and 5 railcars with an aggregate net book value of $19,000. As of December 31, 1998, all equipment in the Partnership's owned equipment portfolio was on lease or operating in PLM-affiliated short-term trailer rental facilities, except for 23 marine containers and 5 railcars with an aggregate net book value of $23,000.

Capital improvements to the Partnership's equipment of $11,000 and $0.1 million were made during the three months ended March 31, 1999, and March 31, 1998, respectively.

During the three months ended March 31, 1999, the Partnership sold or disposed of marine containers, railcars, and trailers, with an aggregate net book value of $0.1 million, for proceeds of $0.1 million.

During the three months ended March 31, 1998, the Partnership sold or disposed of marine containers, trailers, and railcars with an aggregate net book value of $0.3 million, for proceeds of $0.4 million.

                            PLM EQUIPMENT GROWTH FUND
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999

6.   Investments in Unconsolidated Special-Purpose Entities

The net investments in unconsolidated special-purpose entities included the following jointly-owned equipment (and related assets and liabilities) (in thousands of dollars):


                                                                       March 31,         December 31,
                                                                         1999                1998
                                                                 -----------------------------------------
   12% interest in an entity owning a Boeing 767-200 ER          $           1,973   $            2,064
   50% interest in an entity owning a product tanker                         1,831                1,585
   50% interest in an entity owning a Boeing 737-200                           366                  498
   18% interest in an entity that owned a Boeing 727-200                         2                    2
                                                                 -----------------------------------------
       Net investments                                           $           4,172   $            4,149
                                                                 =========================================


The Boeing 737-200 aircraft was off-lease as of March 31, 1999, and December 31, 1998.
















                      (this space left blank intentionally)

                            PLM EQUIPMENT GROWTH FUND
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999

7.   Operating Segments

     The Partnership operates or operated primarily in four different segments: aircraft leasing, railcar leasing, marine container leasing, and trailer leasing. Each equipment leasing segment engages in short-term and mid-term operating leases to a variety of customers.

     The following tables present a summary of the operating segments (in thousands of dollars):


                                                                 Marine
                                        Railcar     Trailer     Container        All
    For the quarter ended March 31,     Leasing     Leasing     Leasing        Other<F1>    Total
    1999

    REVENUES
      Lease revenue                   $    1,490  $      134    $     48     $      --   $    1,672
      Interest income and other               --          --          --            49           49
      Net gain on disposition
        of equipment                          29          59           1            --           89
                                      --------------------------------------------------------------
        Total revenues                     1,519         193          49            49        1,810

    COST AND EXPENSES
      Operations support                     441          31          --             6          478
      Depreciation                           325          35          26            --          386
      General and administrative              45          35           1           129          210
    expenses
      Management fees                         --          --          --           114          114
      Provision for (recovery of)           (100 )         1          --            (4 )       (103 )
    bad debts
                                      ---------------------------------------------------------------
        Total costs and expenses             711         102          27           245        1,085
    Equity in net income of USPEs             --          --          --            42           42
                                      ---------------------------------------------------------------
    Net income (loss)                 $      808  $       91    $     22     $    (154 ) $      767
                                      ==============================================================

    Total assets as of March 31, 1999 $    3,767  $      502    $  2,341     $   6,260   $   12,870
                                      ==============================================================

<F1> Includes  revenues and costs not identifiable to a particular  segment such as interest expense, certain amortization expenses, certain interest income and other, operations support and general and administrative expenses. Also includes income from an investment in an entity owning a marine vessel and an interest in an entity owning an aircraft.



                                                                 Marine
                                        Railcar     Trailer     Container    Aircraft        All
    For the quarter ended March 31,     Leasing     Leasing     Leasing      Leasing        Other<F2>     Total
    1998

    Revenues
      Lease revenue                   $    1,507  $      381     $    81   $       --    $       --  $    1,969
      Interest income and other               --          --           1           --            66          67
      Net gain (loss) on disposition
        of equipment                          37          85           2          (49 )          --          75
                                      --------------------------------------------------------------------------
        Total revenues                     1,544         466          84          (49 )          66       2,111

    Cost and Expenses
      Operations support                     460         113           1           --             5         579
      Depreciation                           331         115          49           --            --         495
      General and administrative              56         106           2            4           232         400
    expenses
      Management fees                         --          --          --           --           166         166
      Provision for (recover of) bad        (110 )        (5 )       (21 )         --            20        (116 )
    debts
                                      --------------------------------------------------------------------------
        Total costs and expenses             737         329          31            4           423       1,524
    Equity in net income (loss) of            --          --          --          (78 )          34         (44 )
    USPEs
                                      --------------------------------------------------------------------------
    Net income (loss)                 $      807  $      137     $    53   $     (131 )  $     (323 )$      543
                                      ==========================================================================

    Total assets as of March 31, 1998 $    5,162  $    1,185     $ 1,078   $    3,472    $    4,146  $   15,043
                                      ==========================================================================


<F2> Includes  revenues and costs not identifiable to a particular  segment such as interest expense, certain amortization expenses, certain interest income and other, operations support and general and administrative expenses. Also includes income from an investment in an entity owning a marine vessel.



                            PLM EQUIPMENT GROWTH FUND
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999


8.  Net Income Per Weighted-Average Partnership Unit

    Net income per weighted-average Partnership unit was computed by dividing net income attributable to limited partners by the weighted-average number of Partnership units deemed outstanding during the period. The weighted-average number of Partnership units deemed outstanding during the three months ended March 31, 1999 and 1998 was 5,785,350.

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



















                      (this space left blank intentionally)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


(I)  RESULTS OF OPERATIONS

Comparison of PLM Equipment Growth Fund's (the Partnership's) Operating Results for the Three Months Ended March 31, 1999 and 1998

(A)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating and asset-specific insurance expenses) on owned equipment decreased during the quarter ended March 31, 1999, when compared to the same period of 1998. Gains or losses from the sale of equipment interest and other income, and certain expenses such as depreciation and amortization and general and administrative expenses relating to the operating expenses (see Note 6 to the financial statement), are not included in the owned equipment operation discussion because these expenses are indirect in nature, not a result of operations but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by owned equipment type (in thousands of dollars):


                                                                            For the Three Months
                                                                               Ended March 31,
                                                                            1999             1998
                                                                         ----------------------------
  Railcars                                                               $  1,049         $  1,046
  Trailers                                                                    103              268
  Marine containers                                                            48               80


Railcars: Railcar lease revenues and direct expenses were $1.5 million and $0.4 million, respectively, for the quarter ended March 31, 1999, compared to $1.5 million and $0.5 million, respectively, for the same period of 1998. Direct revenues during the first quarter of 1999 remained the same as the same period in 1998 due to the low number of off-lease railcars in both periods. Direct expenses on railcars decreased due to repairs required on certain of the railcars in the fleet during 1998, which were not needed during 1999.

Trailers: Trailer lease revenues and direct expenses were $0.1 million and $31,000, respectively, for the quarter ended March 31, 1999, compared to $0.4 million and $0.1 million, respectively, for the same period of 1998. The number of trailers owned by the Partnership has been declining over the past twelve months due to sales and dispositions. The result of this declining fleet has been a decrease in trailer contribution.

Marine containers: Marine container lease revenues and direct expenses were $48,000 and $0, respectively, for the quarter ended March 31, 1999, compared to $0.1 million and $1,000, respectively, for the same period of 1998. The number of marine containers owned by the Partnership has been declining over the past twelve months due to sales and dispositions. The result of this declining fleet has been a decrease in marine container contribution.

(B)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $0.6 million for the quarter ended March 31, 1999, decreased from $0.9 million for the same period of 1998. The decrease is due primarily to a $0.2 million decrease in general and administrative expenses due to a reduction in the size of the Partnership's equipment portfolio, and a $0.1 million decrease in depreciation expense from 1998 levels resulting from the sale of certain assets during 1999 and 1998.

(C)  Net Gain on Disposition of Owned Equipment

The net gain on disposition of owned equipment for the first quarter of 1999 totaled $0.1 million, and resulted from the sale of marine containers, railcars, and trailers, with an aggregate net book value of $0.1 million, for aggregate proceeds of $0.1 million. For the first quarter of 1998, the net gain on sales totaled $0.1 million, and resulted from the sale of marine containers, trailers, and railcars with an aggregate net book value of $0.3 million, for aggregate proceeds of $0.4 million.

(D)  Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities
     (USPEs)

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):


                                                                            For the Three Months
                                                                               Ended March 31,
                                                                            1999             1998
                                                                         ----------------------------
  Marine vessel                                                          $    112          $    34
  Aircraft                                                                    (70 )            (78 )
  ===================================================================================================
      Equity in net income (loss)                                        $     42          $   (44 )
  ===================================================================================================


Marine vessel: As of March 31, 1999 and 1998, the Partnership had an interest in an entity that owns a marine vessel. The Partnership's share of marine vessel revenues and expenses was $0.7 million and $0.6 million, respectively, for the quarters ended March 31, 1999, compared to $0.6 million and $0.6 million for the same period in 1998. Marine vessel contribution in the first quarter of 1999 was slightly higher due to higher charter rates when compared to the same period of 1998.

Aircraft: As of March 31, 1999 and 1998, the Partnership had an interest in two entities that own a total of two commercial aircraft. The Partnership's share of aircraft revenues and expenses was $0.2 million and $0.2 million, respectively, for the quarter ended March 31, 1999, compared to $0.1 million and $0.2 million, respectively, for the same period of 1998. The Partnership's 50% interest in an entity that owns a commercial aircraft was off lease during the first quarter of 1999 and 1998. Direct expenses in this entity decreased due to decreased repairs on this aircraft. The Partnership's remaining 12% interest in an entity that owns a commercial aircraft earned higher lease rates during the first quarter of 1999, when compared to 1998.

(E)  Net Income

As a result of the foregoing, the Partnership's net income of $0.8 million for the first quarter of 1999 increased from net income of $0.5 million during the same period of 1998. The Partnership's ability to operate and liquidate assets, secure leases and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the first quarter of 1999 is not necessarily indicative of future periods. In the first quarter of 1999, the Partnership distributed $1.0 million to the limited partners, or $0.18 per weighted-average depositary unit.

(II)     FINANCIAL CONDITION -- CAPITAL RESOURCES, LIQUIDITY, AND DISTRIBUTIONS

For the three  months  ended March 31,  1999,  the  Partnership  generated  $1.1 million in operating cash (net cash provided by operating activities, plus non-liquidating distributions from unconsolidated special-purpose entities) to meet its operating obligations and maintain the current level of distributions (total for the three months ended March 31, 1999, of approximately $1.0 million to the partners).

During the three months ended March 31, 1999, the General Partner sold equipment on behalf of the Partnership and realized proceeds of approximately $0.1 million.

The General Partner has not planned any expenditures, nor is it aware of any contingencies that would cause the Partnership to require any additional capital to that mentioned above.

The Partnership is in its active liquidation phase. As a result, the size of the Partnership's remaining equipment portfolio and, in turn, the amount of net cash flows from operations will continue to become progressively smaller as assets are sold. Although distribution levels may be reduced, significant asset sales may result in potential special distributions to the partners.

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

(IV)  OUTLOOK FOR THE FUTURE

Since the Partnerhsip is in its active liquidation phase, the General Partner is seeking to selectively re-lease or sell assets as the existing leases expire. Sale decisions will cause the operating performance of the Partnership to decline over the remainder of its life.

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

The Partnership intends to use excess cash flow, if any, from operations to satisfy its operating requirements, and to pay cash distributions to the Partners.

(V)  FORWARD-LOOKING INFORMATION

Except for historical information contained herein, this Form 10-Q contains forward-looking statements that involve risks and uncertainties, such as statements of the Partnership's plans, objectives, expectations, and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. The Partnership's actual results could differ materially from those discussed here.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's primary market risk exposure is that of currency devaluation risk. During the first quarter of 1999, 88% of the Partnership's total lease revenues from wholly- and partially-owned equipment came from non-United States domiciled lessees. Most of the leases require payment in the United States (U.S.) currency. If these lessees currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated lease payments.

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



                                           PLM EQUIPMENT GROWTH FUND

                                           By: PLM Financial Services, Inc.
                                               General Partner




      Date:  April 28, 1999                By: /s/ Richard K Brock
                                               -----------------------------
                                               Richard K Brock
                                               Vice President and
                                               Corporate Controller