Form 10-Q
period 1999-06-30
PLM EQUIPMENT GROWTH FUND
filed 1999-07-30
CIK 788813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 1999

                                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER 0-15436

                             -----------------------


                            PLM EQUIPMENT GROWTH FUND

             (Exact name of registrant as specified in its charter)


CALIFORNIA                                   94-2998816
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

ONE MARKET, STEUART STREET TOWER,
SUITE 800, SAN FRANCISCO, CA                 94105-1301
Address of principal                         (Zip code)
executive offices)


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
                                 BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)


                                                                                     June 30,              December 31,
                                                                                       1999                    1998
                                                                                ------------------------------------------
ASSETS

Equipment held for operating lease, at cost                                      $     25,096       $          26,113
Less accumulated depreciation                                                         (20,684)                (20,862)
                                                                                ------------------------------------------
  Net equipment                                                                         4,412                   5,251

Cash and cash equivalents                                                               5,830                   3,289
Accounts receivable, net of allowance for doubtful accounts
    of $33 in 1999 and $161 in 1998                                                       348                     305
Investments in unconsolidated special-purpose entities                                  2,014                   4,149
Prepaid expenses and other assets                                                           9                      26
                                                                                 ----------------------------------------

    Total assets                                                                       12,613       $          13,020
                                                                                 ========================================


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable and accrued expenses                                            $        175       $             131
Due to affiliates                                                                          39                     525
Lessee deposits and reserve for repairs                                                    35                      37
                                                                                 ----------------------------------------
  Total liabilities                                                                       249                     693
                                                                                 ----------------------------------------

Partners' capital :
Limited partners (5,785,350 depositary units
      as of June 30, 1999 and December 31, 1998)                                       12,364                  12,327
General Partner                                                                            --                      --
                                                                                 ----------------------------------------
  Total partners' capital                                                              12,364                  12,327
                                                                                 ----------------------------------------

      Total liabilities and partners' capital                                    $     12,613       $          13,020
                                                                                 ========================================





















                 See accompanying notes to financial statements.

                            PLM EQUIPMENT GROWTH FUND
                             (A LIMITED PARTNERSHIP)
                              STATEMENTS OF INCOME
         (in thousands of dollars, except weighted-average unit amounts)


                                                               For the Three Months                   For the Six Months
                                                                  Ended June 30,                        Ended June 30,

                                                               1999           1998                  1999            1998
                                                          -------------------------------------------------------------------
REVENUES

Lease revenue                                               $  1,566       $  1,839            $    3,238       $   3,808
Interest and other income                                         47             23                    96              90
Net gain on disposition of equipment                              51            145                   140             220
                                                          ------------------------------------------------------------------
  Total revenues                                               1,664          2,007                 3,474           4,118
                                                          ------------------------------------------------------------------

EXPENSES

Depreciation                                                     374            477                   760             972
Repairs and maintenance                                          596            636                 1,065           1,204
Management fees to affiliate                                      86            108                   200             274
Insurance expense                                                  8            (28)                   17             (17)
General and administrative expenses to affiliates                 67            146                   144             290
Other general and administrative expenses                        119            143                   252             398
(Recovery of) provision for bad debt expense                     (18)             7                  (121)           (109)
                                                          ------------------------------------------------------------------
  Total expenses                                               1,232          1,489                 2,317           3,012
                                                          ------------------------------------------------------------------

Equity in net income of unconsolidated
    special-purpose entities                                   2,654            180                 2,696             135
                                                          ------------------------------------------------------------------

    Net income                                              $  3,086       $    698            $    3,853       $   1,241
                                                          ==================================================================


PARTNER'S NET INCOME


Limited partners                                            $  3,058       $    661            $    3,815       $   1,147
General Partner                                                   28             37                    38              94
                                                          ------------------------------------------------------------------

    Total                                                   $  3,086       $    698            $    3,853       $   1,241
                                                          ==================================================================


Net income per weighted-average depositary unit             $   0.53       $   0.11            $     0.66       $    0.20
                                                          ==================================================================

Cash distributions                                          $    832       $  1,033            $    1,863       $   2,634
Special distributions                                          1,953             --                 1,953           3,483
                             -----------------------------------------------------------------------------------------------
Total distributions                                         $  2,785       $  1,033            $    3,816       $   6,117
                             ===============================================================================================

Per weighted-average depositary unit:
Cash distributions                                          $   0.14       $   0.18            $     0.32       $    0.45
Special distributions                                           0.33             --                  0.33            0.60
                             -----------------------------------------------------------------------------------------------
Total distributions                                         $   0.47       $   0.18            $     0.65       $    1.05
                             ===============================================================================================






                 See accompanying notes to financial statements.

                            PLM EQUIPMENT GROWTH FUND
                             (A LIMITED PARTNERSHIP)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
               FROM THE PERIOD FROM DECEMBER 31 TO JUNE 30, 19999
                            (in thousands of dollars)


                                                                Limited              General
                                                                Partners             Partner               Total
                                                              ------------------------------------------------------

 Partners' capital (deficit) as of December 31, 1997           $   18,887                   (189)                18,698

Net income                                                          1,536                    271                  1,807

Cash distributions                                                 (4,648)                   (47)                (4,695)

Special distributions                                              (3,448)                   (35)                (3,483)

  Partners' capital as of December 31, 1998                        12,327                     --                 12,327

Net income                                                          3,815                     38                  3,853

Cash distributions                                                 (1,844)                   (19)                (1,863)

Special distributions                                              (1,934)                   (19)                (1,953)
                                                             -------------------------------------------------------------

  Partners' capital as of June 30, 1999                        $   12,364             $       --             $   12,364
                                                             =============================================================





























                 See accompanying notes to financial statements.

                            PLM EQUIPMENT GROWTH FUND
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)


                                                                         For the Six Months
                                                                           Ended June 30,

                                                                          1999                  1998
                                                                       ---------------------------------

OPERATING ACTIVITIES

Net income                                                              $    3,853            $    1,241
Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
  Depreciation                                                                 760                   972
  Net gain on disposition of equipment                                        (140)                 (220)
  Equity in net income from unconsolidated
    special-purpose entities                                                (2,696)                 (135)
  Changes in operating assets and liabilities:
    Accounts receivable, net                                                   (43)                  127
    Due from affiliate                                                          --                   353
    Prepaid expenses and other assets                                           17                    20
    Accounts payable and accrued expenses                                       44                  (254)
    Due to affiliates                                                         (486)                  (32)
    Lessee deposits and reserve for repairs                                     (2)                  (10)
                                                                      -------------------------------------
      Net cash provided by operating activities                              1,307                 2,062
                                                                      -------------------------------------

INVESTING ACTIVITIES

Payments for capital improvements                                              (17)                 (102)
Liquidation distributions from unconsolidated
    special-purpose entity                                                   4,794                 1,101
Distributions from unconsolidated special-purpose entities                      37                   391
Proceeds from disposition of equipment                                         236                   884
                                                                      -------------------------------------
      Net cash provided by investing activities                              5,050                 2,274
                                                                      -------------------------------------

FINANCING ACTIVITIES

Cash distributions paid to limited partners                                 (1,844)               (2,608)
Cash distributions paid to General Partner                                     (19)                  (26)
Special distributions paid to limited partners                              (1,934)               (3,448)
Special distributions paid to General Partner                                  (19)                  (35)
                                                                      -------------------------------------
      Net cash used in financing activities                                 (3,816)               (6,117)
                                                                      -------------------------------------

Net increase (decrease) in cash and cash equivalents                         2,541                (1,781)
Cash and cash equivalents at beginning of period                             3,289                 4,585
                                                                      -------------------------------------
Cash and cash equivalents at end of period                              $    5,830            $    2,804
                                                                      =====================================










                 See accompanying notes to financial statements.

                            PLM EQUIPMENT GROWTH FUND
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999

1.   Opinion of Management

     In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the PLM Equipment Growth Fund's (the Partnership's) financial position as of June 30, 1999 and December 31, 1998, the statements of income for the three and six months ended June 30, 1999 and 1998, the statements of changes in Partners' capital from December 31, 1997 to June 30, 1999, and the statements of cash flows for the six months ended June 30, 1999 and 1998. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998, on file at the Securities and Exchange Commission.

2.   Schedule of Partnership Phases

     The Partnership, in accordance with its limited partnership agreement, entered its liquidation phase on January 1, 1998, and has commenced an orderly liquidation of the Partnership assets. The Partnership will terminate on December 31, 2006, unless terminated earlier upon the sale of all equiment or by certain other events. The General Partner may no longer reinvest cash flows and surplus funds in equipment. All future cash flows and surplus funds, if any are to be used for distributions to partners, except to the extent used to maintain reasonable reserves. During the liquidation phase, the Partnership's assets will continue to be recorded at the lower of the carrying amount or fair value less cost to sell.

3.   Cash Distributions

     Cash distributions are recorded when paid and may include amounts in excess of net income that are considered to represent a return of capital. For the six months ended June 30, 1999 and 1998, cash distributions totaled $1.9 million and $2.6 million, respectively. For the three months ended June 30, 1999 and 1998 cash distributions totaled $0.8 million and $1.0 million, respectively. In addition, $2.0 million and $3.5 million in special distributions were paid during the six months ended June 30, 1999 and 1998. For the three months ended June 30, 1999 and 1998, special distributions totaled $2.0 million and $0, respectively. During the six months ended June 30, 1999 and 1998, cash and special distributions to unitholders of $0 and $4.9 million, respectively, were deemed to be a return of capital.

     Cash distributions of $0.8 million relating to the results from the second quarter of 1999 will be paid during the third quarter of 1999. In addition, in August 1999, the Partnership will distribute a special distribution totaling $4.1 million

4.   Transactions with General Partner and Affiliates

     The balance due to affiliates as of June 30, 1999, includes $39,000 due to FSI and its affiliate for management fees. The balance due to affiliates as of December 31, 1998 includes $39,000 due to FSI and its affiliate for management fees and $486,000 due to affiliated unconsolidated special purpose entities (USPEs).

                            PLM EQUIPMENT GROWTH FUND
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999

4.   Transactions with General Partner and Affiliates (continued)

     The Partnership's proportional share of the affiliated expenses incurred by the USPEs during 1999 and 1998 is listed in the following table (in thousands of dollars):

                                                    For the Three Months            For the Six Months
                                                       Ended June 30,                 Ended June 30,
                                                    1999            1998           1999             1998
                                               --------------------------------------------------------------

Management fees                                  $      41       $      18        $      46        $      66
Data processing and administrative
    expenses                                            13              13               25               27
Insurance expense                                        0               1                5               (7)


5.   Equipment

     The components of owned equipment are as follows (in thousands of dollars):

                                                                               June 30,      December 31,
                                                                            1999                1998
                                                                        ---------------------------------
Railcars                                                                  $   21,378           $   21,635
Marine containers                                                              1,927                2,039
Trailers                                                                       1,791                2,439
                                    ----------------------------------------------------------------------
                                                                              25,096               26,113
Less accumulated depreciation                                                (20,684)             (20,862)
                                                                        ------------------------------------
  Net equipment                                                           $    4,412           $    5,251
                                                                        ====================================


     As of June 30, 1999, all equipment in the Partnership's owned equipment portfolio was on lease or operating in PLM-affiliated short-term trailer rental facilities, except for 20 marine containers and 57 railcars with an aggregate net book value of $1.0 million. As of December 31, 1998, all equipment in the Partnership's owned equipment portfolio was on lease or operating in PLM-affiliated short-term trailer rental facilities, except for 23 marine containers and 5 railcars with an aggregate net book value of $23,000.

     Capital improvements to the Partnership's equipment of $17,000 and $0.1 million were made during the six months ended June 30, 1999 and June 30, 1998, respectively.

     During the six months ended June 30, 1999, the Partnership sold or disposed of marine containers, railcars, and trailers, with an aggregate net book value of $0.1 million, for proceeds of $0.2 million.

     During the six months ended June 30, 1998, the Partnership sold or disposed of marine containers, railcars, and trailers, with an aggregate net book value of $0.7 million, for proceeds of $0.9 million.

                            PLM EQUIPMENT GROWTH FUND
                            (A LIMITED PARTNERSHIP)
                               NOTES TO FINANCIAL
                            STATEMENTS JUNE 30, 1999

6.   Investments in Unconsolidated Special-Purpose Entities

     The net investments in unconsolidated special-purpose entities include the following jointly-owned equipment (and related assets and liabilities) (in thousands of dollars):

                                                                     June 30,           December 31,
                                                                       1999                 1998
                                                              -------------------------------------------
50% interest in an entity owning a Product Tanker              $           1,363   $            1,585
50% interest in an entity owning a Boeing 737-200                            601                  498
12% interest in an entity that owned a
    Boeing 767-200 ER                                                         48                2,064
18% interest in an entity that owned a Boeing 727-200                          2                    2
    Net investments                                            $           2,014   $            4,149
                                                             ===========================================

     The Boeing 737-200 aircraft in which the Partnership owned a 50% interest was off lease as of June 30, 1999 and December 31, 1998. During the quarter ended June 30, 1999, the Partnership's interest in the Boeing 767-200 ER was sold for proceeds of $4.8 million.

7.   Operating Segments

     The Partnership operates or operated primarily in four different segments: railcar leasing, trailer leasing, marine container leasing, and aircraft leasing. Each equipment leasing segment engages in short-term and mid-term operating leases to a variety of customers. The following tables present a summary of the operating segments (in thousands of dollars):

                                                                Marine
                                     Railcar      Trailer      Container       Aircraft        All
For the quarter ended June 30, 1999  Leasing      Leasing       Leasing         Leasing       Other<F1>1    Total
-----------------------------------                             -------         -------                     -----


REVENUES
Lease revenue                    $    1,407      $    120        $   39        $   --      $     --       $  1,566
Interest income and other                --            --             5            --            42             47
Net gain(loss) on disposition
of equipment                             23            25            (3)           --             6             51
                                 ----------------------------------------------------------------------------------
Total revenues                        1,430           145            41            --            48          1,664

COSTS AND EXPENSES
Operations support                      567            33            --            --             4            604
Depreciation                            324            25            25            --            --            374
General and administrative                                                         --
expenses                                 51            31                          --           104            186
Management fees                          --            --            --            --            86             86
(Recovery of) provision for bad deb     (23)            5                          --                          (18)
Total costs and expenses                919            94            25            --           194          1,232
Equity in net income of USPEs            --            --            --         2,773          (119)         2,654
                                   --------------------------------------------------------------------------------
Net income (loss)                $      511      $     51        $   16        $2,773      $   (265)      $  3,086
                                   ================================================================================
Total assets as of June 30, 1999 $    3,439      $    475        $  498        $  711      $  7,490       $ 12,613
                                 =====================================================================================

-------------------------

 <F1>1 Includes revenues and costs not identifiable to a particular  segment such as interest expense, certain interest income and other, operations support and general and administrative expenses. Also includes income from an investment in an entity owning a marine vessel.

                            PLM EQUIPMENT GROWTH FUND
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999

7.   Operating Segments (continued)

                                                                Marine
                                     Railcar      Trailer      Container     Aircraft          All
For the quarter ended June 30, 1998  Leasing      Leasing       Leasing       Leasing        Other<F1>1     Total
-----------------------------------  -------      -------       -------      --------         -----         -----


REVENUES
Lease revenue                      $   1,472      $   345      $    22       $    --         $    --      $  1,839
Interest income and other                 --           --           --            --              23            23
Net gain on disposition
of equipment                              15          106            8            16              --           145
                                   -----------------------------------------------------------------------------------
Total revenues                         1,487          451           30            16              23         2,007

COSTS AND EXPENSES
Operations support                       533          107            1            --             (33)          608
Depreciation                             337           95           45            --              --           477
General and administrative
  expenses                                70           92           --             3              124          289
Management fees                           --           --           --            --              108          108
(Recovery of) provision for bad debts    (14)          20           21            --              (20)           7
Total costs and expenses                 926          314           67             3              179        1,489
Equity in net income (loss) of USPE       --           --           --          (103)             283          180
Net income (loss)                  $     561      $   137      $   (37)      $   (90)        $    127     $    698
                                   =================================================================================
Total assets as of June 30, 1998   $   4,847      $   881      $   855       $ 2,767         $  5,484     $ 14,834
                                 ===================================================================================

--------

<F1> 1 Includes revenues and costs not identifiable to a particular segment such as interest expense, certain interest income and other, operations support and general and administrative expenses. Also includes income from an investment in an entity owning a marine vessel.

                                                                 Marine
                                      Railcar      Trailer      Container     Aircraft       All
For the six months ended June 30, 1999Leasing      Leasing       Leasing      Leasing      Other<F1>1      Total
                                      -------      -------       -------      -------     ---------      ----------
REVENUES
Lease revenue                      $   2,897      $   253        $    88     $     --       $    --      $   3,238
Interest income and other                 --           --              5           --            91             96
Net gain on disposition                                                            --
  of equipment                            52           84             (2)          --             6            140
                              ---------------------------------------------------------------------------------------
  Total revenues                       2,949          337             91           --            97          3,474

COST AND EXPENSE
Operations support                     1,008           64              1           --             9          1,082
Depreciation                             650           60             50           --            --            760
General and administrative                                                         --
 expenses                                 96           65              1           --           234            396
Management fees                           --           --             --           --           200            200
(Recovery of) provision for bad debts   (124)           6             --           --            (3)          (121)
Total costs and expenses               1,630          195             52           --           440          2,317
Equity in net income of USPEs             --           --             --        2,704            (8)         2,696
                              --------------------------------------------------------------------------------------
Net income (loss)                  $   1,319      $   142        $    39     $  2,704       $  (351)     $   3,853
                              ======================================================================================
Total assets as of June 30, 1999   $   3,439      $   475        $   498     $    711       $  7,490     $  12,613
                              ======================================================================================

--------

<F1> 1 Includes revenues and costs not identifiable to a particular segment such as interest expense, certain interest income and other, operations support and general and administrative expenses. Also includes income from an investment in an entity owning a marine vessel.

                            PLM EQUIPMENT GROWTH FUND
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999

7.   Operating Segments (continued)

                                                                  Marine
                                       Railcar      Trailer      Container     Aircraft          All
For the six months ended June 30, 1999 Leasing      Leasing       Leasing       Leasing        Other<F1>    Total
                                        ------       ------       --------      --------        ------      -----

REVENUES
Lease revenue                        $   2,978      $   726      $   104       $    --         $    --      $  3,808
Interest income and other                   --           --           --            --              90            90
Net gain (loss) on disposition
 of equipment                               51          191           10           (32)             --           220
                                     --------------------------------------------------------------------------------
 Total revenues                          3,029          917          114           (32)             90         4,118

COSTS AND EXPENSES
Operations support                         993          220            2            --             (28)        1,187
Depreciation                               668          210           94            --              --           972
General and administrative
 expenses                                  126          198            2             7             355           688
Management fees                             --                        --            --             274           274
(Provision for) recovery of bad debts     (124)          15           --            --              --          (109)
Total costs and expenses                 1,663          643           98             7             601         3,012
Equity in net income (loss) of USPEs        --           --           --          (182)            317           135
Net income (loss)                    $   1,366      $   274      $    16       $  (221)        $  (194)     $  1,241
                                   ===================================================================================
Total assets as of June 30, 1998     $   4,847      $    881     $   855       $ 2,767         $ 5,484      $ 14,834
                                   ===================================================================================

     --------
<F1>1 Includes revenues and costs not identifiable to a particular segment such as interest expense, certain interest income and other, operations support and general and administrative expenses. Also includes income from an investment in an entity owning a marine vessel.


8.   Net Income Per Weighted-Average Partnership Unit

     Net income per weighted-average Partnership unit was computed by dividing net income attributable to limited partners by the weighted-average number of Partnership units deemed outstanding during the period. The weighted-average number of Partnership units deemed outstanding during the three and six months ended June 30, 1999 and 1998 was 5,785,350.

9.   Contingencies

     The Partnership, together with affiliates, has initiated litigation in various official forums in India against a defaulting Indian airline lessee to repossess Partnership property and to recover damages for failure to pay rent and failure to maintain such property in accordance with relevant lease contracts. The Partnership has repossessed all of its property previously leased to such airline, and the airline has ceased operations. In response to the Partnership's collection efforts, the airline filed counterclaims against the Partnership in excess of the Partnership's claims against the airline. The General Partner believes that the airline's counterclaims are completely without merit and the General Partner will vigorously defend against such counterclaims. The General Partner believes an unfavorable outcome from the counterclaims is remote.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


(I)  RESULTS OF OPERATIONS

Comparison of PLM Equipment Growth Fund's (the Partnership's) Operating Results for the Three Months Ended June 30, 1999 and 1998

(A)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repair and maintenance and asset-specific insurance expenses) on owned equipment decreased during the quarter ended June 30, 1999, compared to the same period of 1998. Gains or losses from the sale of equipment, interest and other income and certain expenses such as depreciation and general and administrative expenses relating to the operating segments (see Note 7 to the financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by owned equipment type (in thousands of dollars):

                                   For the Three Months
                                      Ended June 30,
                                  1999             1998
                                ---------------------------
Railcars                        $    840          $    939
Trailers                              87               238
Marine containers                     39                22


Railcars : Railcar lease revenues and direct expenses were $1.4 million and $0.6 million, respectively, for the quarter ended June 30, 1999, compared to $1.5 million and $0.6 million, respectively, for the same period of 1998. Railcar revenues decreased due to the sale of railcars during the second half of 1998 and the first six months of 1999.

Trailers: Trailer lease revenues and direct expenses were $0.1 million and $33,000, respectively, for the quarter ended June 30, 1999, compared to $0.3 million and $0.1 million, respectively, for the same period of 1998. The number of trailers owned by the Partnership has been declining over the past twelve months due to sales and dispositions. The result of this declining fleet has been a decrease in trailer contribution.

Marine containers: Marine container lease revenues and direct expenses were $39,000 and $0, respectively, for the quarter ended June 30, 1999, compared to $23,000 and $1,000, respectively, for the same period of 1998. The increase in revenues is due to higher utilization revenue of $33,000, offset partially by sales and dispositions which reduced revenues by $17,000.

(B) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $0.6 million for the quarter ended June 30, 1999 decreased from $0.8 million for the same period of 1998. The decrease is due primarily to a $0.1 million decrease in depreciation expenses from 1998 levels resulting from the sale of certain assets during 1999 and 1998, and lower administrative expense of $0.1 million, related to the Partnership's smaller portfolio.

(C) Net Gain on Disposition of Owned Equipment

The net gain on disposition of owned equipment for the second quarter of 1999 totaled $51,000, and resulted from the sale of marine containers, railcars, and trailers, with an aggregate net book value of $31,000, for aggregate proceeds of $82,000. For the second quarter of 1998, net gain on sales totaled $0.1 million, and resulted from the sale of marine containers, railcars, and trailers, with an aggregate net book value of $0.4 million, for aggregate proceeds of $0.5 million.

(D)      Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):

                                       For the Three Months
                                           Ended June 30,
                                         1999              1998
                                    ------------------------------
Aircraft                            $   2,773           $ (134)
Marine vessels                           (119)             314
    Equity in net income (loss)     $   2,654           $  180
                                   ===============================

Aircraft: As of June 30, 1999, the Partnership had an interest in one entity that owned a one commercial aircraft. The Partnership's share of aircraft revenues and expenses was $28,000 and $0.2 million, respectively, for the quarter ended June 30, 1999, compared to $0.1 million and $0.2 million, respectively, for the same period of 1998. The Partnership sold its 12% interest in an entity that owned an aircraft during the second quarter of 1999, and recognized a gain on sale of $3.0 million. The Partnership's 50% interest in an entity that owns a commercial aircraft was off lease during the second quarter of 1999 and 1998. Direct expenses in this entity decreased due to decreased repairs on this aircraft.

Marine vessel: As of June 30, 1999 and 1998, the Partnership had an interest in an entity that owns a marine vessel. The Partnership's share of marine vessel revenues and expenses was $0.4 million and $0.5 million, respectively, for the quarter ended June 30, 1999, compared to $0.7 million and $0.4 million, respectively, for the same period of 1998. The decrease in contribution in the second quarter of 1999 resulted from the vessel being off-lease in the second quarter of 1999, as the vessel had regularly scheduled maintenance performed.

(E) Net Income

As a result of the foregoing, the Partnership's net income of $3.1 million for the second quarter of 1999 compared to net income of $0.7 million during the same period of 1998. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the second quarter of 1999 is not necessarily indicative of future periods. In the second quarter of 1999, the Partnership distributed $0.8 million to the unitholders, or $0.14 per weighted-average depositary unit. Also in the second quarter of 1999, a special distribution of $2.0 million was distributed to the unitholders, or $0.33 per weighted-average depositary unit.

Comparison of the Partnership's Operating Results for the Six Months Ended June 30, 1999 and 1998

(A) Owned Equipment Operations

Lease revenues less direct expenses (defined as repair and maintenance and asset-specific insurance expenses) on owned equipment decreased during the six months ended June 30, 1999, compared to the same period of 1998. Gains or losses from the sale of equipment, interest and other income and certain expenses such as depreciation and general and administrative expenses relating to the operating segments (see Note 7 to the financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by owned equipment type (in thousands of dollars):

                                                For the Six Months
                                                  Ended June 30,
                                               1999              1998
                                           ------------------------------
Railcars                                   $  1,889          $  1,986
Trailers                                        189               506
Marine containers                                87               102

Railcars: Railcar lease revenues and direct expenses were $2.9 million and $1.0 million, respectively, for the six months ended June 30, 1999, compared to $3.0 million and $1.0 million, respectively, during the same period of 1998. Railcar revenues decreased due to the sale of railcars during the second half of 1998 and the first six months of 1999.

Trailers: Trailer lease revenues and direct expenses were $0.3 million and $0.1 million, respectively, for the six months ended June 30, 1999, compared to $0.7 million and $0.2 million, respectively, during the same period of 1998. The number of trailers owned by the Partnership has been declining over the past twelve months due to sales and dispositions. The result of this declining fleet has been a decrease in trailer contribution.

Marine containers: Marine container lease revenues and direct expenses were $0.1 million and $1,000, respectively, for the six months ended June 30, 1999, compared to $0.1 million and $2,000, respectively, during the same period of 1998. The number of marine containers owned by the Partnership has been declining over the past twelve months due to sales and dispositions. The result of this declining fleet has been a decrease in marine container contribution.

(B) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $1.2 million for the six months ended June 30, 1999 decreased from $1.8 million for the same period in 1998. Significant variances are explained as follows:

(1) A $0.3 million decrease in general and administrative expense due to the lower overall size of the Parntership which has led to reduced data processing, travel, and cost for professional services.

(2) A $0.2 million decrease in depreciation expenses from 1998 levels reflecting the sale of certain assets during 1999 and during 1998.

(3) A $0.1 million decrease in management fee expense due to reduced cash flows from operations in 1999, compared to the same period in 1998.

(C) Net Gain on Disposition of Owned Equipment

Net gain on disposition of equipment for the six months ended June 30, 1999 totaled $0.1 million, and resulted from the sale of marine containers, railcars, and trailers with a net book value of $0.1 million, for proceeds of $0.2 million. For the six months ended June 30, 1998, the net gain on sale totaled $0.2 million, and resulted from the sale of marine containers, railcars, and trailers, with a net book value of $0.7 million, for proceeds of $0.9 million.

(D) Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):

                                                 For the Six Months
                                                   Ended June 30,
                                                 1999              1998
                                            -------------------------------
Aircraft                                    $   2,704           $    (213)
Marine vessels                                     (8)                348
Equity in net income (loss)                 $   2,696           $     135
                                   =========================================

Marine vessel: As of June 30, 1999 and 1998, the Partnership had an interest in an entity that owns a marine vessel. The Partnership's share of marine vessel revenues and expenses was $1.1 million and $1.1 million, respectively, for the six months ended June 30, 1999, compared to $1.3 million and $1.0 million, respectively, during the same period of 1998. . The decrease in contribution for the six months ended June 30, 1999 resulted from the vessel being off-lease in the second quarter of 1999, as the vessel had regularly scheduled maintenance performed.

Aircraft: As of June 30, 1999, the Partnership had an interest in one entity that owned one commercial aircraft. The Partnership's share of aircraft revenues and expenses was $0.2 million and $0.5 million, respectively, for the six months ended June 30, 1999, compared to $0.3 million and $0.5 million, respectively, during the same period of 1998. Revenues were lower in 1999 by $0.1 million due to the plane being off-lease prior to being sold. The Partnership sold its 12% interest in an entity that owned an aircraft during the second quarter of 1999, and recognized a gain on sale of $3.0 million. The Partnership's 50% interest in an entity that owns a commercial aircraft was off lease during the first six months of 1999 and 1998. Direct expenses in this entity decreased due to decreased repairs on this aircraft.

(E) Net Income

As a result of the foregoing, the Partnership's net income of $3.9 million for the six months ended June 30, 1999 compared to net income of $1.2 million during the same period in 1998. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the first six months of 1999 is not necessarily indicative of future periods. During the six months ended June 30, 1999, the Partnership distributed $3.8 million to the unitholders, or $0.65 per weighted-average depositary unit, including a special distribution of $0.33 per weighted-average depositary unit.

(II) FINANCIAL CONDITION -- CAPITAL RESOURCES, LIQUIDITY, AND DISTRIBUTIONS

For the six months ended June 30, 1999, the Partnership generated $1.3 million in operating cash (net cash provided by operating activities, plus non-liquidating distributions from unconsolidated special-purpose entities) to meet its operating obligations and maintain the current level of distributions (total for six months ended June 30, 1999 of approximately $3.8 million, which includes a special distribution of $2.0 million) to the partners, but used undistributed available cash from prior periods and asset sales proceeds of approximately $2.5 million.

During the six months ended June 30, 1999, the General Partner sold equipment on behalf of the Partnership and realized proceeds of approximately $0.2 million.

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

(III) YEAR 2000 COMPLIANCE

It is possible that the General Partner's currently installed computer systems, software products, and other business systems, or those of the Partnership's vendors, service providers, and customers, working either alone or in conjunction with other software or systems, may not accept input of, store, manipulate, and output dates on or after January 1, 2000 without error or interruption, a possibility commonly known as the "Year 2000" or "Y2K" problem. As the Partnership relies substantially on the General Partner's software systems, applications and control devices in operating and monitoring significant aspects of its business, any Year 2000 problem suffered by the General Partner could have a material adverse effect on the Partnership's business, financial condition and results of operations.

The General Partner has established a special Year 2000 oversight committee to review the impact of Year 2000 issues on its business systems in order to determine whether such systems will retain functionality after December 31, 1999. As of June 30, 1999, the General Partner has completed Inventory, Assessment, Remediation and Testing Stages of its Year 2000 review of its core business information systems. Specifically, the General Partner (a) has integrated Year 2000-compliant programming code into its existing internally customized and internally developed transaction processing software systems and
(b) the General Partner's accounting and asset management software systems have been made Year 2000 compliant. In addition, numerous other software systems provided by vendors and service providers have been replaced with systems represented by the vendor or service provider to be Year 2000 functional. These systems will be fully tested September by 30, 1999 and are expected to be compliant.

As of June 30, 1999, the costs incurred and allocated to the Fund to become Year 2000 compliant have not been material and does not anticipate any additional Year 2000-compliant expenditures.

Some risks associated with the Year 2000 problem are beyond the ability of the Partnership or General Partner to control, including the extent to which third parties can address the Year 2000 problem. The General Partner is communicating with vendors, services providers, and customers in order to assess the Year 2000 readiness of such parties and the extent to which the Partnership is vulnerable to any third-party Year 2000 issues. As part of this process, vendors and service providers were ranked in terms of the relative importance of the service or product provided. All service providers and vendors who were identified as medium to high relative importance, were surveyed to determine Year 2000 status. The General Partner has received satisfactory response to Year 2000 readiness inquiries from surveyed service providers and vendors.

It is possible that certain of the Partnership's equipment lease portfolio may not be Year 2000 compliant. The General Partner has contacted equipment manufacturers of the portion of the Partnership's leased equipment portfolio identified as date sensitive to assure Year 2000 compliance or to develop remediation strategies. The Partnership does not expect that non-Year 2000 compliance of its leased equipment portfolio will have an adverse material impact on its financial statements. The General Partner has surveyed the majority of its Lessees and the majority of those surveyed have responded satisfactorily to Year 2000 readiness inquiries.

There can be no assurance that the software systems of such parties will be converted or made Year 2000 compliant in a timely manner. Failure by the General Partner or such other parties to make their respective systems Year 2000 compliant could have a material adverse effect on the business, financial position, and results of operations of the Partnership. The General Partner has made and will continue an ongoing effort to recognize and evaluate potential exposure relating to third-party Year 2000 noncompliance. The General Partner will implement a contingency plan if the General Partner determines that third-party noncompliance would have a material adverse effect on the Partnership's business, financial position, or results of operation.

The General Partner is currently developing a contingency plan to address the possible failure of any systems or vendors or service providers due to Year 2000 problems. For the purpose of such contingency planning, a reasonably likely worst case scenario primarily anticipates an inability to access systems and data on a temporary basis resulting in possible delay in reconciliation of funds received or payment of monies owed. The General Partner is evaluating whether there are additional scenarios which have not been identified. Contingency planning will encompass strategies up to and including manual processes. The General Partner anticipates that these plans will be completed by September 30, 1999.

(IV) OUTLOOK FOR THE FUTURE

Since the Partnership is in its active liquidation phase, the General Partner is seeking to selectively re-lease or sell assets as the existing leases expire. Sale decisions will cause the operating performance of the Partnership to decline over the remainder of its life. Throughout the remaining life of the Partnership, the Partnership may periodically make special distributions to the partners as asset sales are completed.

Several factors may affect the Partnership's operating performance in 1999 and beyond, including changes in the markets for the Partnership's equipment and changes in the regulatory environment in which that equipment operates.

Liquidation of Partnership equipment and investments in USPEs represents a reduction in the size of the equipment portfolio and may result in a reduction of contribution to the Partnership. Other factors affecting the Partnership's contribution in 1999 and beyond includes:

1. The Partnership's remaining aircraft which, it jointly owns with an affiliated Partnership is currently off-lease. The plane is off-lease due to extensive repairs required upon coming back from a prior lessee and will remain off-lease until it is sold.

2. Railcar loadings in North America continued to be high, however a softening in the market is expected in the second half of 1999, which may lead to lower utilization and lower contribution to the Partnership.

3. The current market rate for tanker vessels is relatively low. Demand in 1999 has shown some signs of recovering to previous levels, however, rate recovery may take two to three years. Scrapping of older vessels is expected as regulations restrict trading areas for such tonnage. The combination of scrapping and low rate levels should bring supply back in balance with demand over the next three years.

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

(V)  FORWARD-LOOKING INFORMATION

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's primary market risk exposure is that of currency devaluation risk. During the six months ended June 30, 1999, 86% of the Partnership's total lease revenues from wholly- and partially-owned equiment came from non-United States domiciled lessees. Most of the leases require payment in the United States (U.S.) currency. If these lessees currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated lease payments.

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



                              PLM EQUIPMENT GROWTH FUND

                              By:  PLM Financial Services, Inc.
                                   General Partner




Date:  July 30, 1998           By: /s/ Richard K Brock
                                   ----------------------------------
                                   Richard K Brock
                                   Vice President and
                                   Corporate Controller