Form 10-Q
period 1999-09-30
PLM EQUIPMENT GROWTH FUND
filed 1999-10-28
CIK 788813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 1999

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
                                 BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)


                                                                                     September 30,           December 31,
                                                                                        1999                     1998

Assets

Equipment held for operating lease, at cost                                     $     24,942          $          26,113
Less accumulated depreciation                                                        (20,921)                   (20,862)
                                                                                -------------------------------------------
  Net equipment                                                                        4,021                      5,251

Cash and cash equivalents                                                              1,239                      3,289
Accounts receivable, net of allowance for doubtful accounts
    of $28 in 1999 and $161 in 1998                                                      398                        305
Investments in unconsolidated special-purpose entities                                 1,975                      4,149
Prepaid expenses and other assets                                                         --                         26
                                                                                  -----------------------------------------

    Total assets                                                                $      7,633          $          13,020
                                                                                ===========================================


Liabilities and partners' capital

Liabilities:
Accounts payable and accrued expenses                                           $        126          $             131
Due to affiliates                                                                         30                        525
Lessee deposits and reserve for repairs                                                   53                         37
                                                                                  -----------------------------------------
  Total liabilities                                                                      209                        693
                                                                                  -----------------------------------------

Partners' capital :
Limited partners (5,785,350 depositary units
      as of September 30, 1999 and December 31, 1998)                                  7,424                     12,327
General Partner                                                                           --                         --
                                                                                  -----------------------------------------
  Total partners' capital                                                              7,424                     12,327
                                                                                  -----------------------------------------

      Total liabilities and partners' capital                                   $      7,633          $          13,020
                                                                                  =========================================



















                 See accompanying notes to financial statements.

                            PLM EQUIPMENT GROWTH FUND
                             (A LIMITED PARTNERSHIP)
                              STATEMENTS OF INCOME
         (in thousands of dollars, except weighted-average unit amounts)


                                                                     For the Three Months                 For the Nine Months
                                                                      Ended September 30,                  Ended September 30,
                                                                      1999            1998                1999            1998
                                                               ----------------------------------------------------------------


REVENUES

Lease revenue                                                   $    1,465      $   1,833            $   4,703      $   5,641
Interest and other income                                               38             39                  134            129
Net gain on disposition of equipment                                     8            464                  148            684
                                                               ----------------------------------------------------------------
  Total revenues                                                     1,511          2,336                4,985          6,454
                                                               ----------------------------------------------------------------

EXPENSES

Depreciation                                                           372            433                1,132          1,405
Repairs and maintenance                                                391            520                1,456          1,724
Management fees to affiliate                                            79            114                  279            388
Insurance expense                                                        9             10                   26             (7)
General and administrative expenses to affiliates                       71            112                  215            402
Other general and administrative expenses                              101             75                  353            473
(Recovery of) provision for bad debt expense                            (4)             6
  Total expenses                                                     1,019          1,270                3,336          4,282
                                                               ----------------------------------------------------------------

Equity in net income (loss) of unconsolidated
  special-purpose entities                                            (327)           112                2,369            247
                                                               ----------------------------------------------------------------

  Net income                                                    $      165      $   1,178            $   4,018      $   2,419
                                                               ================================================================
PARTNERS' SHARE OF NET INCOME(LOSS)

 Limited partners                                               $      114      $   1,181            $   3,929      $   2,328
 General Partner                                                        51            (3)                   89             91
                                                               ----------------------------------------------------------------

   Total                                                        $      165      $   1,178            $   4,018      $   2,419
                                                               ================================================================


Net income per weighted-average depositary unit                 $     0.02      $    0.20            $    0.68      $    0.40
                                                               ================================================================

Cash distributions                                              $    1,014      $   1,030            $   2,877      $   3,668
Special distributions                                                4,091             --                6,044          3,483
                                                               ----------------------------------------------------------------

Total distributions                                             $    5,105      $   1,030            $   8,921      $   7,151
                                                               ================================================================

Per weighted-average depositary unit:
Cash distributions                                              $     0.17      $    0.18            $    0.49      $    0.62
Special distributions                                                 0.70             --                 1.03           0.60
                                                               ================================================================
Total distributions                                             $     0.87      $    0.18            $    1.52      $    1.22
                                                               ================================================================






                 See accompanying notes to financial statements.

                            PLM EQUIPMENT GROWTH FUND
                             (A LIMITED PARTNERSHIP)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
             FROM THE PERIOD DECEMBER 31, 1997 TO SEPTEMBER 30, 1999
                            (in thousands of dollars)



                                                                  Limited              General
                                                                 Partners              Partner               Total
                                                               --------------------------------------------------------


    Partners' capital (deficit) as of December 31, 1997       $  18,887            $     (189)            $  18,698

  Net income                                                      1,536                   271                 1,807

  Cash distributions                                             (4,648)                  (47)               (4,695)

  Special distributions                                          (3,448)                  (35)               (3,483)
  ----------------------------------------------------------------------------------------------------------------------

    Partners' capital as of December 31, 1998                    12,327                    --                12,327

  Net income                                                      3,929                    89                 4,018

  Cash distributions                                             (2,848)                  (29)               (2,877)

  Special distributions                                          (5,984)                  (60)               (6,044)
                                                                --------------------------------------------------------

    Partners' capital as of September 30, 1999                $   7,424            $       --             $   7,424
                                                                ========================================================






























                 See accompanying notes to financial statements.

                            PLM EQUIPMENT GROWTH FUND
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)


                                                                           For the Nine Months
                                                                           Ended September 30,
                                                                            1999                   1998
                                                                         ----------------------------------

    OPERATING ACTIVITIES

    Net income                                                             $    4,018           $    2,419
    Adjustments to reconcile net income to net cash provided
        by (used in) operating activities:
      Depreciation                                                              1,132                1,405
      Net gain on disposition of equipment                                       (148)                (684)
      Equity in net income from unconsolidated
        special-purpose entities                                               (2,369)                (247)
      Changes in operating assets and liabilities:
        Accounts receivable, net                                                  (93)                 381
        Due from affiliate                                                         --                  353
        Prepaid expenses and other assets                                          26                   31
        Accounts payable and accrued expenses                                      (5)                (519)
        Due to affiliates                                                          37                   (1)
        Lessee deposits and reserve for repairs                                    16                  (11)
                                                                           ----------------------------------
          Net cash provided by operating activities                             2,614                3,127
                                                                           ----------------------------------

    INVESTING ACTIVITIES

    Payments for capital improvements                                            (25)                 (108)
    Liquidation distributions from unconsolidated
        special-purpose entity                                                  4,262                1,103
    (Additional investments in) distributions from unconsolidated
        special-purpose entity                                                  (251)                  838
    Proceeds from disposition of equipment                                        271                1,565
                                                                           ----------------------------------
          Net cash provided by investing activities                             4,257                3,398
                                                                           ----------------------------------

    FINANCING ACTIVITIES

    Cash distributions paid to limited partners                                (2,848)              (3,632)
    Cash distributions paid to General Partner                                    (29)                 (36)
    Special distributions paid to limited partners                             (5,984)              (3,448)
    Special distributions paid to General Partner                                 (60)                 (35)
                                                                           ----------------------------------
          Net cash used in financing activities                                (8,921)              (7,151)
                                                                           ----------------------------------

    Net decrease in cash and cash equivalents                                  (2,050)                (626)
    Cash and cash equivalents at beginning of period                            3,289                4,585
                                                                           ----------------------------------
    Cash and cash equivalents at end of period                             $    1,239           $    3,959
                                                                           ==================================








                 See accompanying notes to financial statements.

                            PLM EQUIPMENT GROWTH FUND
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

1.   Opinion of Management

     In the opinion of the management of PLM Financial Services, Inc. (the General Partner), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the PLM Equipment Growth Fund's (the Partnership's) financial position as of September 30, 1999 and December 31, 1998, the statements of income for the three and nine months ended September 30, 1999 and 1998, the statements of changes in Partners' capital from December 31, 1997 to September 30, 1999, and the statements of cash flows for the nine months ended September 30, 1999 and 1998. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998, on file at the Securities and Exchange Commission.

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

3.   Cash Distributions

     Cash distributions are recorded when paid and may include amounts in excess of net income that are considered to represent a return of capital. For the nine months ended September 30, 1999 and 1998, cash distributions totaled $2.9 million and $3.7 million, respectively. For the three months ended September 30, 1999 and 1998 cash distributions totaled $1.0 million and $1.0 million, respectively. In addition, $6.0 million and $3.5 million in special distributions were paid during the nine months ended September 30, 1999 and 1998. For the three months ended September 30, 1999 and 1998, special distributions totaled $4.0 million and $0, respectively. During the nine months ended September 30, 1999 and 1998, cash and special distributions to unitholders of $4.9 and $4.8 million, respectively, were deemed to be a return of capital.

     Cash distributions of $1.0 million relating to the results from the third quarter of 1999 will be paid during the fourth quarter of 1999.

4.   Transactions with General Partner and Affiliates

     The balance due to affiliates as of September 30, 1999, includes $30,000 due to FSI and its affiliate for management fees. The balance due to affiliates as of December 31, 1998 includes $39,000 due to FSI and its affiliate for management fees and $0.5 million due to affiliated unconsolidated special purpose entities (USPEs).

                            PLM EQUIPMENT GROWTH FUND
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

4.   Transactions with General Partner and Affiliates (continued)

     The Partnership's proportional share of the affiliated expenses incurred by the USPEs during 1999 and 1998 is listed in the following table (in thousands of dollars):

                                                     For the Three Months           For the Nine Months
                                                     Ended September 30,            Ended September 30,
                                                     1999           1998           1999            1998
                                                  -----------------------------------------------------------

  Management fees                                 $    (25)      $      37      $      21       $     103
  Data processing and administrative
      expenses                                            7             11             32              38
  Insurance expense                                     (2)             20              3              13

5.   Equipment

     The components of owned equipment are as follows (in thousands of dollars):

                                                                        September 30,         December 31,
                                                                             1999                1998
                                                                         ---------------------------------
 Railcars                                                                 $  21,386          $   21,635
 Marine containers                                                            1,805               2,039
 Trailers                                                                     1,751               2,439
 ---------------------------------------------------------------------------------------------------------
                                                                             24,942              26,113
 Less accumulated depreciation                                              (20,921 )           (20,862 )
                                                                          ================================
   Net equipment                                                          $   4,021          $    5,251
                                                                          ================================


     As of September 30, 1999, all equipment in the Partnership's owned equipment portfolio was on lease or operating in PLM-affiliated short-term trailer rental facilities, except for 19 railcars with an aggregate net book value of $0.1 million. As of December 31, 1998, all equipment in the Partnership's owned equipment portfolio was on lease or operating in PLM-affiliated short-term trailer rental facilities, except for 23 marine containers and 5 railcars with an aggregate net book value of $23,000.

     Capital improvements to the Partnership's equipment of $25,000 and $0.1 million were made during the nine months ended September 30, 1999 and September 30, 1998, respectively.

     During the nine months ended September 30, 1999, the Partnership sold or disposed of marine containers, railcars, and trailers, with an aggregate net book value of $0.1 million, for proceeds of $0.3 million. During the nine months ended September 30, 1998, the Partnership sold or disposed of marine containers, railcars, and trailers, with an aggregate net book value of $0.9 million, for proceeds of $1.6 million.

                            PLM EQUIPMENT GROWTH FUND
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

6.   Investments in Unconsolidated Special-Purpose Entities

     The net investments in unconsolidated special-purpose entities include the following jointly-owned equipment (and related assets and liabilities) (in thousands of dollars):

                                                                    September 30,       December 31,
                                                                        1999                1998
                                                                 ----------------------------------------
   50% interest in an entity owning a Product Tanker             $           1,418   $           1,585
   50% interest in an entity owning a Boeing 737-200                           529                 498
   12% interest in an entity that owned a Boeing 767-200                        26               2,064
   18% interest in an entity that owned a Boeing 727-200                         2                   2
                                                                 ----------------------------------------
       Net investments                                           $           1,975   $           4,149
                                                                 ========================================

     The Boeing 737-200 aircraft in which the Partnership owned a 50% interest was off lease as of September 30, 1999 and December 31, 1998. During the quarter ended June 30, 1999, the Partnership's interest in the Boeing 767-200 ER was sold for proceeds of $4.8 million.

7.   Operating Segments

     The Partnership operates primarily in four different segments: railcar leasing, trailer leasing, marine container leasing, and aircraft leasing. Each equipment leasing segment engages in short-term and mid-term operating leases to a variety of customers. The following tables present a summary of the operating segments (in thousands of dollars):

                                                                     Marine
    For the three months ended             Railcar     Trailer      Container    Aircraft        All
    September 30, 1999                     Leasing     Leasing       Leasing     Leasing       Other<F1>1   Total
    ------------------                     -------     -------       -------     -------       ------       -----

    REVENUES
    Lease revenue                        $    1,338  $      107     $    20   $       --  $         --   $  1,465
    Interest income and other                    --          --          --           --            38         38
    Net gain(loss) on disposition
     of equipment                                --           3          (1)           6            --          8
                                          ---------------------------------------------------------------------------
      Total revenues                          1,338         110          19            6            38      1,511

    COST AND EXPENSES
      Operations support                        355          40          --           --             5        400
      Depreciation                              325          23          24           --            --        372
      General and administrative                                                      --
       expenses                                  60          19                       --            93        172
      Management fees                            --          --          --           --            79         79
     (Recovery of) provision for bad debts      (11)          7                       --                       (4)

                                          ----------------------------------------------------------------------------
        Total costs and expenses                729          89          24           --           177      1,019
    Equity in net loss of USPEs                  --          --          --          (98)         (229)      (327)
                                          ----------------------------------------------------------------------------

    Net income (loss)                    $     609   $       21          (5)  $      (92) $       (368)  $
                                          ============================================================================


    Total assets as of September 30, 1999$    3,314  $      523     $   451   $      557  $      2,788   $  7,633
                                          ============================================================================

  <F1>  1 Includes  revenues and costs not  identifiable  to a particular segment such as interest expense, certain interest income, and other operations support and general and administrative expenses. Also includes income from an investment in an entity owning a marine vessel.

                            PLM EQUIPMENT GROWTH FUND
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

7.   Operating Segments (continued)

                                                                    Marine
    For the three months ended             Railcar     Trailer     Container     Aircraft        All
    September 30, 1998                     Leasing     Leasing      Leasing      Leasing       Other<F1>1   Total
    ------------------                     -------     -------      -------      -------       ------       -----

    REVENUES
      Lease revenue                      $    1,494  $      284    $     55   $      --     $      --   $    1,833
      Interest income and other                  --          --          --          --            39           39
      Net gain on disposition
        Of equipment                             81         383          --          --            --          464
                                         --------------------------------------------------------------------------
        Total revenues                        1,575         667          55          --            39        2,336

    Cost and Expenses
      Operations support                        459          64           1          --             6          530
      Depreciation                              335          59          39          --            --          433
      General and administrative
         expenses                                20          46           1           6           114          187
      Management fees                            --          --          --          --           114          114
      Provision for bad debts                     5           1          --          --            --            6
                                         --------------------------------------------------------------------------
        Total costs and expenses                819         170          41           6           234        1,270
    Equity in net income (loss) of USPEs         --          --          --         (82)          194          112
                                         --------------------------------------------------------------------------
    Net income (loss)                    $      756  $      497    $     14   $     (88)    $      (1)   $    1,178
                                         ==========================================================================


      Total assets as of September 30,   $    4,457  $      658    $    816   $   2,518     $   6,294   $   14,743
                    1998
                                         ==========================================================================





                                                                      Marine
    For the nine months ended                Railcar     Trailer     Container    Aircraft      All
    September 30, 1999                       Leasing     Leasing      Leasing      Leasing     Other<F1>1   Total
    ------------------                       -------     -------      -------      -------     ------       -----

    Revenues
      Lease revenue                      $    4,235  $      360    $    108   $        --   $      --   $    4,703
      Interest income and other                  --          --           5            --         129          134
      Net gain (loss) on disposition                                                   --
        Of equipment                             52          88          (4)           12          --          148
                                         ----------------------------------------------------------------------------

        Total revenues                        4,287         448         109            12         129        4,985

    Cost and Expenses
      Operations support                      1,363         104           1            --          14        1,482
      Depreciation                              975          83          74            --          --        1,132
      General and administrative                                                       --
        expenses                                156          85           2             2         323          568
      Management fees                            --          --          --            --         279          279
     (Recovery of) provision for bad           (136)         14          --            --          (3)        (125)
    debts
                                         ----------------------------------------------------------------------------
        Total costs and expenses              2,358         286          77             2         613        3,336
    Equity in net income (loss) of USPEs         --          --          --         2,605        (236)       2,369
                                         ----------------------------------------------------------------------------
    Net income (loss)                    $    1,929  $      162          32   $     2,615        (720)  $    4,018
                                         ============================================================================
  Total assets as of September 30, 1999  $    3,314  $      523         451   $       557       2,788   $    7,633
                                         ============================================================================

  <F1>  1 Includes  revenues and costs not  identifiable  to a particular segment such as interest expense, certain interest income, and other operations support and general and administrative expenses. Also includes income from an investment in an entity owning a marine vessel.

                            PLM EQUIPMENT GROWTH FUND
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

7.   Operating Segments (continued)

                                                                    Marine
    For the nine months ended              Railcar     Trailer      Container     Aircraft       All
    September 30, 1998                     Leasing     Leasing      Leasing       Leasing       Other<F1>1   Total
    ------------------                     -------     -------      -------       -------       ------       -----

    Revenues
      Lease revenue                     $   4,472   $    1,010  $      159   $      --     $      --   $    5,641
      Interest income and other                --           --          --          --           129          129
      Net gain (loss) on disposition
        Of equipment                          132          574          10         (32)           --          684
                                        --------------------------------------------------------------------------
        Total revenues                      4,604        1,584         169         (32)           129       6,454

    Cost and Expenses
      Operations support                    1,452          285           2          --           (22)       1,717
      Depreciation                          1,003          269         133          --            --        1,405
      General and administrative
        expenses                              147          242           3          13           470          875
      Management fees                          --                       --          --           388          388
     Provision for (recovery) of bad         (120)          17          --          --            --         (103)
    debts
                                        --------------------------------------------------------------------------
        Total costs and expenses            2,482          813         138          13           836        4,282
    Equity in net income (loss) of             --           --          --        (265)          512          247
    USPEs
                                        --------------------------------------------------------------------------
    Net income (loss)                   $   2,122   $      771  $       31   $   (310)     $   (195)   $    2,419
                                        ==========================================================================
    Total assets as of September 30,
     1998                               $   4,457   $      658  $      816   $   2,518     $   6,294   $   14,743
                                        ==========================================================================

  <F1>  1 Includes  revenues and costs not  identifiable  to a particular segment such as interest expense, certain interest income, and other operations support and general and administrative expenses. Also includes income from an investment in an entity owning a marine vessel.

8.   Net Income Per Weighted-Average Partnership Unit

     Net income per weighted-average Partnership unit was computed by dividing net income attributable to limited partners by the weighted-average number of Partnership units deemed outstanding during the period. The weighted-average number of Partnership units deemed outstanding during the three and nine months ended September 30, 1999 and 1998 was 5,785,350.

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

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


(I)  RESULTS OF OPERATIONS

Comparison of PLM Equipment Growth Fund's (the Partnership's) Operating Results for the Three Months Ended September 30, 1999 and 1998

(A)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repair and maintenance and asset-specific insurance expenses) on owned equipment decreased during the quarter ended September 30, 1999, compared to the same period of 1998. Gains or losses from the sale of equipment, interest and other income and certain expenses such as depreciation and general and administrative expenses relating to the operating segments (see Note 7 to the financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by owned equipment type (in thousands of dollars):

                                                For the Three Months
                                                Ended September 30,
                                                 1999             1998
                                              ----------------------------
  Railcars                                    $    983         $  1,035
  Trailers                                          67              220
  Marine containers                                 20               55

Railcars: Railcar lease revenues and direct expenses were $1.3 million and $0.4 million, respectively, for the quarter ended September 30, 1999, compared to $1.5 million and $0.5 million, respectively, for the same period of 1998. Railcar revenues decreased due to the sale of railcars during the second half of 1998 and the first nine months of 1999. Railcar expenses decreased due to lower repair and maintenance expense in third quarter 1999, which were required on some of the tankcars in the same quarter of 1998.

Trailers: Trailer lease revenues and direct expenses were $0.1 million and $40,000 respectively, for the quarter ended September 30, 1999, compared to $0.3 million and $0.1 million, respectively, for the same period of 1998. The number of trailers owned by the Partnership has been declining over the past twelve months due to sales and dispositions. The result of this declining fleet has been a decrease in trailer contribution.

Marine containers: Marine container lease revenues and direct expenses were $20,000 and $0, respectively, for the quarter ended September 30, 1999, compared to $0.1 million and $1,000, respectively, for the same period of 1998. The decrease in revenues is due to the sales and dispositions of marine containers over the past twelve months.

(B)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $0.6 million for the quarter ended September 30, 1999 decreased from $0.7 million for the same period of 1998. The decrease is due primarily to decreases in depreciation of $0.1 million and management fee expenses of $36,000 from 1998 levels resulting from the sale of certain assets during 1999 and 1998.

(C)  Net Gain on Disposition of Owned Equipment

The net gain on disposition of owned equipment for the third quarter of 1999 totaled $8,000, and resulted from the sale of marine containers and trailers, with an aggregate net book value of $26,000, for aggregate proceeds of $34,000. For the third quarter of 1998, net gain on sales totaled $0.5 million, and resulted from the sale of marine containers, railcars, and trailers, with an aggregate net book value of $0.2 million, for aggregate proceeds of $0.7 million.

(D)  Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):

                                        For the Three Months
                                        Ended September 30,
                                         1999             1998
                                      ----------------------------
  Aircraft                               (99)              (83)
  Marine vessel                      $  (228)         $    195
                                     -----------------------------
      Equity in net income (loss)    $  (327)         $    112
                                     =============================

Aircraft: As of September 30, 1999, the Partnership had an interest in an entity that owned a commercial aircraft. The Partnership's share of aircraft revenues and expenses was $0 and $0.1 million, respectively, for the quarter ended September 30, 1999, compared to $0.2 million and $0.2 million, respectively, for the same period of 1998. This aircraft was off-lease during the third quarter of 1999 and 1998. Direct expenses in this entity decreased due to decreased repairs on this aircraft. The Partnership sold its 12% interest in an entity that owned an aircraft during the second quarter of 1999, which resulted in lower revenue and expenses during the third quarter ended September 30, 1999 compared to the same period in 1998.

Marine vessel: As of September 30, 1999 and 1998, the Partnership had an interest in an entity that owns a marine vessel. The Partnership's share of marine vessel revenues and expenses was $0.5 million and $0.7 million, respectively, for the quarter ended September 30, 1999, compared to $0.7 million and $0.5 million, respectively, for the same period of 1998. The decrease in contribution in the third quarter of 1999 resulted from the vessel being off-lease during part of the third quarter of 1999, as the vessel had regularly scheduled maintenance performed. The vessel was on lease during the third quarter of 1998.

(E)  Net Income

As a result of the foregoing, the Partnership's net income of $0.2 million for the third quarter of 1999 compared to net income of $1.2 million during the same period of 1998. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the third quarter of 1999 is not necessarily indicative of future periods. In the third quarter of 1999, the Partnership distributed $1.0 million to the unitholders, or $0.17 per weighted-average depositary unit. Also in the third quarter of 1999, a special distribution of $4.1 million was distributed to the unitholders, or $0.70 per weighted-average depositary unit.

Comparison of the Partnership's Operating Results for the Nine Months Ended September 30, 1999 and 1998

(A)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repair and maintenance and asset-specific insurance expenses) on owned equipment decreased during the nine months ended September 30, 1999, compared to the same period of 1998. Gains or losses from the sale of equipment, interest and other income and certain expenses such as depreciation and general and administrative expenses relating to the operating segments (see Note 7 to the financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by owned equipment type (in thousands of dollars):

                                         For the Nine Months
                                          Ended September 30,
                                           1999             1998
                                       ----------------------------
  Railcars                             $  2,872            3,021
  Trailers                                  256              725
  Marine containers                         107              157

Railcars: Railcar lease revenues and direct expenses were $4.2 million and $1.4 million, respectively for the nine months ended September 30, 1999, compared to $4.5 million and $1.5 million, respectively, during the same period of 1998. Railcar revenues decreased due to the sale of railcars during the second half of 1998 and the first nine months of 1999. Railcar expenses are lower due to a decrease in repair and maintenance expense in 1999 compared to 1998.

Trailers: Trailer lease revenues and direct expenses were $0.4 million and $0.1 million, respectively, for the nine months ended September 30, 1999, compared to $1.0 million and $0.3 million, respectively, during the same period of 1998. The number of trailers owned by the Partnership has been declining over the past twelve months due to sales and dispositions. The result of this declining fleet has been a decrease in trailer contribution.

Marine containers: Marine container lease revenues and direct expenses were $0.1 million and $1,000, respectively, for the nine months ended September 30, 1999, compared to $0.2 million and $3,000, respectively, during the same period of 1998. The number of marine containers owned by the Partnership has been declining over the past twelve months due to sales and dispositions. The result of this declining fleet has been a decrease in marine container contribution.

(B)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $1.9 million for the nine months ended September 30, 1999 decreased from $2.6 million for the same period in 1998. Significant variances are explained as follows:

(1) A $0.3 million decrease in general and administrative expense due to the reduction of the equipment portfolio of the Partnership which has led to reduced data processing, travel, and cost for professional services.

(2) A $0.3 million decrease in depreciation expenses from 1998 levels reflecting the sale of certain assets during 1999 and during 1998.

(3) A $0.1 million decrease in management fee expense due to reduced cash flows from operations in 1999, compared to the same period in 1998.

(C)  Net Gain on Disposition of Owned Equipment

Net gain on disposition of equipment for the nine months ended September 30, 1999 totaled $0.1 million, and resulted from the sale of marine containers, railcars, and trailers with a net book value of $0.1 million, for proceeds of $0.3 million. For the nine months ended September 30, 1998, the net gain on sale totaled $0.7 million, and resulted from the sale of marine containers, railcars, and trailers, with a net book value of $0.9 million, for proceeds of $1.6 million.

(D)  Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):

                                              For the Nine Months
                                              Ended September 30,
                                              1999              1998
                                          -----------------------------
  Aircraft                                $   2,605          $    (295)
  Marine vessel                                (236)               542
                                          ------------------------------
  Equity in net income                    $   2,369          $     247
                                          ===============================

Aircraft: As of September 30, 1999, the Partnership had an interest in one entity that owned a commercial aircraft. The Partnership's share of aircraft revenues and expenses was $3.2 million and $0.6 million, respectively, for the nine months ended September 30, 1999, compared to $0.4 million and $0.7 million, respectively, during the same period of 1998. Revenues were lower in 1999 by
$0.1 million due to the plane being off-lease prior to being sold. The Partnership sold its 12% interest in this entity during the second quarter of 1999, and recognized a gain on sale of $3.0 million. The Partnership's 50% interest in an entity that owns a commercial aircraft was off-lease during the first nine months of 1999 and 1998. Direct expenses in this entity decreased due to decreased repairs required on this aircraft.

Marine vessel: As of September 30, 1999 and 1998, the Partnership had an interest in an entity that owns a marine vessel. The Partnership's share of marine vessel revenues and expenses was $1.6 million and $1.9 million, respectively, for the nine months ended September 30, 1999, compared to $1.9 million and $1.4 million, respectively, during the same period of 1998. The decrease in contribution for the nine months ended September 30, 1999 resulted from the vessel being partially off-lease in the second and third quarters of 1999, as the vessel had regularly scheduled maintenance performed. Similar maintenance was not performed in 1998.

(E)  Net Income

As a result of the foregoing, the Partnership's net income of $4.0 million for the nine months ended September 30, 1999 compared to net income of $2.4 million during the same period in 1998. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the first nine months of 1999 is not necessarily indicative of future periods. During the nine months ended September 30, 1999, the Partnership distributed $2.9 million to the unitholders, or $0.49 per weighted-average depositary unit. In addition, special distributions totaling $6.0 million, or $1.03 per weighted-average depositary unit were made in the first nine months of 1999.

(II) Financial Condition -- Capital Resources, Liquidity, and Distributions

For the nine months ended September 30, 1999, the Partnership generated $2.3 million in operating cash (net cash provided by operating activities less additional investments in unconsolidated special purpose entities) to meet its operating obligations and maintain the current level of distributions (total for nine months ended September 30, 1999 of approximately $8.9 million, which includes a special distribution of $6.0 million) to the partners, but used undistributed available cash from prior periods and asset sales proceeds of approximately $0.6 million.

During the nine months ended September 30, 1999, the General Partner sold equipment on behalf of the Partnership and realized proceeds of approximately $0.3 million.

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

The General Partner has established a special Year 2000 oversight committee to review the impact of Year 2000 issues on its business systems in order to determine whether such systems will retain functionality after December 31, 1999. As of September 30, 1999, the General Partner has completed Inventory, Assessment, Remediation and Testing Stages of its Year 2000 review of its core business information systems. Specifically, the General Partner (a) has integrated Year 2000-compliant programming code into its existing internally customized and internally developed transaction processing software systems and
(b) the General Partner's accounting and asset management software systems have been made Year 2000 compliant. In addition, numerous other software systems provided by vendors and service providers have been replaced with systems represented by the vendor or service provider to be Year 2000 functional. These systems have been tested and appear to be to be compliant.

As of September 30, 1999, the costs incurred and allocated to the Fund to become Year 2000 compliant have not been material and does not anticipate any additional Year 2000-compliant expenditures.

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

The General Partner is currently developing a contingency plan to address the possible failure of any systems or vendors or service providers due to Year 2000 problems. For the purpose of such contingency planning, a reasonably likely worst case scenario primarily anticipates an inability to access systems and data on a temporary basis resulting in possible delay in reconciliation of funds received or payment of monies owed. The General Partner is evaluating whether there are additional scenarios which have not been identified. Contingency planning will encompass strategies up to and including manual processes. The General Partner anticipates that these plans will be completed by the fourth quarter of 1999.

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

Several factors may affect the Partnership's operating performance in the remainder of 1999 and beyond, including changes in the markets for the Partnership's equipment and changes in the regulatory environment in which that equipment operates.

Liquidation of Partnership equipment and investments in USPEs represents a reduction in the size of the equipment portfolio and may result in a reduction of contribution to the Partnership. Other factors affecting the Partnership's contribution in the remainder of 1999 and beyond include:

1. The Partnership's remaining aircraft which it jointly owns with an affiliated Partnership has been off-lease for over two years. The aircraft required extensive repairs and maintenance and has had difficulty being re-leased or sold. This aircraft will remain off-lease until it's sold.

2. Railcar loadings in North America continued to be high, however a softening in the market is expected in the remainder of 1999 and into 2000, which may lead to lower utilization and lower contribution to the Partnership.

3. The Partnership's 50% interest in a 1976 built product tanker continues to operate in the spot charter market. Charter rates in this market continue to be at historically low levels. Although long term market expectations are for some rate improvements, given the age of the vessel, the Partnership will likely sell it's interest in this vessel during 2000.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's primary market risk exposure is that of currency devaluation risk. During the nine months ended September 30, 1999, 86% of the Partnership's total lease revenues from wholly- and partially-owned equiment came from non-United States domiciled lessees. Most of the leases require payment in the United States (U.S.) currency. If these lessees currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated lease payments.

















                       This page left blank intentionally

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



                                        PLM EQUIPMENT GROWTH FUND

                                        By:  PLM Financial Services, Inc.
                                             General Partner




      Date:  October 27, 1999           By:    /s/ Richard K Brock
                                               --------------------------
                                               Richard K Brock
                                               Vice President and
                                               Corporate Controller