Form 10-K
period 1999-12-31
PLM EQUIPMENT GROWTH FUND
filed 2000-03-17
CIK 788813

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------
                                   FORM 10-K


[X]      ANNUAL  REPORT   PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.

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

                  Class                            Outstanding at March 17, 2000
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

The Partnership's primary objectives are:

     (1) to maintain a diversified portfolio of long-lived, low-obsolescence high residual-value equipment which were purchased with the net proceeds of the initial partnership offering, supplemented by debt financing, and surplus operating cash during the investment phase of the Partnership. All transactions of over $1.0 million must be approved by the PLM International Credit Review Committee (the Committee), which is made up of members of PLM International Senior Management. In determining a lessee's creditworthiness, the Committee will consider, among other factors, the lessee's financial statements, internal and external credit ratings, and letters of credit;

     (2) to generate sufficient net operating cash flows from lease operations to meet liquidity requirements and to generate cash distributions to the limited partners until such time as the General Partner commences the orderly liquidation of the Partnership assets or unless the Partnership is terminated earlier upon sale of all Partnership property or by certain other events;

     (3) to selectively sell equipment when the General Partner believes that, due to market conditions, market prices for equipment exceed inherent equipment values or that expected future benefits from continued ownership of a particular asset will have an adverse affect on the Partnership. As the Partnership is in the liquidations phase, proceeds from these sales, together with excess net operating cash flow from operations (net cash provided by operating activities plus distributions from unconsolidated special-purpose entities (USPEs)), less reasonable reserves to pay distributions to the partners;

     (4) to preserve and protect the value of the portfolio through quality management, maintaining diversity, and constantly monitoring equipment markets.

The offering of the units of the Partnership closed on May 19, 1987. On November 20, 1990, the units of the Partnership began trading on the American Stock Exchange (AMEX). Thereupon each unitholder received a depositary receipt representing ownership of the number of units owned by such unitholder. The General Partner contributed $100 for its 1% general partner interest in the Partnership. The General Partner delisted the Partnership's depositary units from the American Stock Exchange (AMEX) on April 8, 1996. The last day for trading on the AMEX was March 22, 1996.

Sine the third quarter of 1994, the Partnership agreement has prohibited the General Partner from reinvesting cash flows and surplus funds in equipment. All future cash flows and surplus funds, if any, are to be used for distributions to the limited partners, except to the extent used to maintain reasonable reserves.

As of December 31, 1999, there were 5,785,350 depositary units outstanding.

On January 1, 1998, the Partnership entered its liquidation phase. All future cash flows and surplus funds, if any, are to be used for distributions to the limited partners, except to the extent used to maintain reasonable reserves. The liquidation phase will end on December 31, 2006, unless the Partnership is terminated earlier upon sale of all of the equipment or by certain other events.

Table  1,  below,  lists  the  equipment  and the cost of the  equipment  in the
Partnership's   portfolio,   and  the  cost  of  investments  in  unconsolidated
special-purpose entities, as of December 31, 1999 (in thousands of dollars):


TABLE 1


 Units                      Type                                   Manufacturer              Cost
-------------------------------------------------------------------------------------------------------

Owned equipment held for operating leases:

    851       Tank railcars                                      Various                  $      21,392
    147       Dry trailers                                       Various                          1,357
      9       Refrigerated trailers                              Various                            248
      2       Dry storage trailers                               Various                             12
    118       Refrigerated marine containers                     Various                          1,571
                                                                                          ---------------

                Total owned equipment held for operating leases                           $      24,580<F2>2
                                                                                          ===============

Investments in unconsolidated special-purpose entities:

   0.50       737-200 Stage II commercial aircraft               Boeing                   $       8,084<F1>1
   0.50       Product tanker                                     Kaldnes M/V                      8,277<F1>1
                                                                                          --------------

                Total investments in unconsolidated special-purpose entities              $      16,361<F2>2
                                                                                          ===============

--------------------
<F1> 1    Jointly owned:  EGF (50%) and one affiliated program.

<F2> 2    Includes equipment and investment purchased with the capital contributions, undistributed cash flow from operations, operations and Partner-ship borrowings. Includes costs capitalized, subsequent to the date of acquisition, and equipment acquisition fees paid to PLM Transportation Equipment Corporation, a wholly owned subsidiary of FSI. All equipment was used equipment at the time of purchase.


The equipment is leased under operating leases with terms of one to six years. The Partnership's marine containers are leased to operators of utilization-type leasing pools, that include equipment owned by unaffiliated parties. In such instances, revenues received by the Partnership consist of a specified percentage of revenues generated by leasing the pooled equipment to sublessees, after deducting certain direct operating expenses of the pooled equipment. Rents for all other equipment are based on fixed rates.

As of December 31, 1999, all of the Partnership's trailer equipment was operated in rental yards owned and maintained by PLM Rental, Inc., the short-term trailer rental subsidiary of PLM International doing business as PLM Trailer Leasing. Rents are reported as revenue in accordance with Financial Accounting Standards Board Statement No.13 "Accounting For Leases". Direct expenses associated with the equipment are charged directly to the Partnership. An allocation of indirect expenses of the rental yard operations is charged to the Partnership monthly.

The lessees of the equipment include but are not limited to: Cronos Containers, Petro Canada, TOSCO, Terra Nitrogen and Allied Signal.

(B)  Management of Partnership Equipment

The Partnership has entered into an equipment management agreement with PLM Investment Management, Inc. (IMI), a wholly owned subsidiary of FSI, for the management of the Partnership's equipment. The Partnership's management agreement with IMI is to co-terminate with the dissolution of the Partnership, unless the limited partners vote to terminate the agreement prior to that date or at the discretion of the General Partner. IMI has agreed to perform all services necessary to manage the equipment on behalf of the Partnership and to perform or contract for the performance of all obligations of the lessor under the Partnership's leases. In consideration for its services and pursuant to the partnership agreement, IMI is entitled to a monthly management fee (see Notes 1 and 2 to the financial statements).

(C)  Competition

(1)  Operating Leases versus Full Payout Leases

The  equipment  owned or  invested  in by the  Partnership  is leased  out on an operating lease basis wherein the rents received during the initial noncancelable term of the lease are insufficient to recover the Partnership's purchase price of equipment. The short to mid-term nature of operating leases commands a higher rental rate than the longer-term, full payout leases, and offers lessees relative flexibility in their equipment commitment. In addition, the rental obligation under an operating lease need not be capitalized on a lessee's balance sheet.

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


(D)  Demand for Equipment


The Partnership operates in the following operating segments: aircraft leasing, marine vessel leasing, marine container leasing, railcar leasing, and trailer leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers. Except for the aircraft that was leased to passenger air carriers, the Partnership's equipment and investments are used to transport materials and commodities, rather than people.


The following section describes the international and national markets in which the Partnership's capital equipment operates:

(1)      Commercial Aircraft


After experiencing relatively robust growth over the prior four years, demand for commercial aircraft softened somewhat in 1999. Boeing and Airbus, the two primary manufacturers of new commercial aircraft, saw a decrease in their volume of orders, which totaled 368 and 417 during 1999, compared to 656 and 556 in 1998. The slowdown in aircraft orders can be partially attributed to the full implementation of US Stage III environmental restrictions, which became fully effective on December 31, 1999. Since these restrictions effectively prohibit the operation of noncompliant aircraft in the United States after 1999, carriers operating within or into the United States either replaced or modified all of their noncompliant aircraft before the end of the year. The continued weakness of the Asian economy has also served to slow the volume of new aircraft orders. However, with the Asian economy now showing signs of recovery, air carriers in this region are beginning to resume their fleet building efforts.

Demand for, and values of, used commercial aircraft have been adversely affected by the Stage III environmental restrictions and an oversupply of older aircraft as manufacturers delivered more new aircraft that the overall market required. Boeing predicts that the worldwide fleet of jet-powered commercial aircraft will increase from approximately 12,600 airplanes as of the end of 1998 to about 13,700 aircraft by the end of 2003, an average increase of 220 units per year. However, actual deliveries for the first two years of this period, 1998 and 1999, already averaged 839 units annually. Although some of the resultant surplus used aircraft have been retired, the net effect has been an overall increase in the number of used aircraft available. This has resulted in a decrease in both market prices and lease rates for used aircraft. The weakness in the used commercial aircraft market may be mitigated in the future as manufacturers bring their new production more in line with demand and given the anticipated continued growth in air traffic. Worldwide, demand for air passenger services is expected to increase at about 5% annually and freight services at about 6% per year, for the foreseeable future.

This Partnership owns a 50% interest in a Stage II aircraft, which has been impacted by the soft market conditions described above.

(2)      Marine Product Tanker

The Partnership has an investment with an affiliated program in a product tanker that operates in international markets carrying a variety of commodity-type cargoes. Demand for commodity-based shipping is closely tied to worldwide economic growth patterns, which can affect demand by causing changes in volume on trade routes. The General Partner operates the Partnership's vessel through a combination of spot and period charters, an approach that provides the flexibility to adapt to changes in market conditions.

During 1999, product tanker markets experienced declines in charter rates and vessel values brought about by volatile oil and oil product prices, relatively low growth in trade volumes, and high rates of new product tanker deliveries. Daily charter rates for standard-size product tankers averaged $8,106 in 1999, 21% lower than in 1998 and 39% lower than in 1997. This decline was primarily due to a deterioration in oil products trade in European markets.

Since crude oil is the source feedstock for oil products, the products trade is closely tied to crude oil prices. Although 1999 was a year of rising oil prices, volatility in trading appeared to depress actual shipping volumes, particularly in Europe. Although product imports to the United States and Japan increased such that the entire worldwide market grew by 2.7% during 1999, due to the lingering effects of the Asian recession, shipping volumes ended the year below the levels of 1996-1997.

Measured by deadweight tons, the product tanker fleet grew by only 3.2% during 1999, as overall supply was significantly moderated by a 150% increase in scrapping levels as compared to 1998. For 2000, the product tanker fleet is expected to expand by a 6.5% rise in new deliveries. This increase is due to the continuing effects of high order levels in the mid-1990s, which was driven by growth in Asian trade and the anticipated effects of the US Oil Pollution Act of 1990. Under this Act, tankers over 25 years old are restricted from trading to the United States if they do not have double bottoms and/or double hulls (similar, though somewhat less stringent restrictions are in place within developing nations). These regulations have the effect of inducing the retirement of older vessels that would otherwise continue trading.

The combined effects of regulatory restrictions and low charter rates are expected to keep scrappings at relatively high levels throughout 2000. However, an anticipated high rate of new tanker deliveries will prevent much improvement in rates and ship values during 2000. Should high scrapping levels continue beyond then, this could offset increases in new deliveries and prevent further significant declines in freight rates and ship values.

(3)      Marine Containers

The marine container leasing market started 1999 with industry-wide utilization rates in the mid 70% range, down somewhat from the beginning of 1998. The market strengthened throughout the year such that most container leasing companies reported utilization of 80% by the end of 1999. Offsetting this favorable trend was a continuation of historically low acquisition prices for new containers acquired in the Far East, predominantly China. These low prices put pressure on fleetwide per diem leasing rates.

Industry consolidation continued in 1999 as the parent of one of the world's top ten container lessors finalized the outsourcing of the management of its container fleet to a competitor. However, the General Partner believes that such consolidation is a positive trend for the overall container leasing industry, and ultimately will lead to higher industrywide utilization and increased per diem rates. Since this Partnership is in the liquidation phase, containers remain off lease while waiting to be sold and thus utilization on the Partnerships containers decreased in 1999.

(4)  Railcars

(a)  Pressurized Tank Cars

Pressurized tank cars are used to transport primarily liquefied petroleum gas (natural gas) and anhydrous ammonia (fertilizer). The major US markets for natural gas are industrial applications (40% of estimated demand in 1998), residential use (21%), electrical generation (15%), and commercial applications (14%). Within the fertilizer industry, demand is a function of several factors, including the level of grain prices, the status of government farm subsidy programs, amount of farming acreage and mix of crops planted, weather patterns, farming practices, and the value of the US dollar. Population growth and dietary trends also play an indirect role.

On an industrywide basis, North American carloadings of the commodity group that includes petroleum and chemicals increased 2.5% in 1999, compared to 1998. Correspondingly, demand for pressurized tank cars remained solid during 1999, with utilization of this type of railcar within the Partnership remaining above 98%. While renewals of existing leases continue at similar rates, some cars have been renewed for "winter only" terms of approximately six months. As a result, it is anticipated that there will be more pressurized tank cars than usual coming up for renewal in the spring.

(b)  Nonpressurized, General Purpose Tank Cars

These cars, which are used to transport bulk liquid commodities and chemicals not requiring pressurization, such as certain petroleum products, liquefied asphalt, lubricating and vegetable oils, molten sulfur, and corn syrup, continued to be in high demand during 1999. The overall health of the market for these types of commodities in closely tied to both the US and global economies, as reflected in movements in the Gross Domestic Product, personal consumption expenditures, retail sales, and currency exchange rates. The manufacturing, automobile, and housing sectors are the largest consumers of chemicals. Within North America, 1999 carloadings of the commodity group that includes chemicals and petroleum products rose 2.5% over 1998 levels. Utilization of the Partnership's nonpressurized tank cars was above 98% again during 1999.

(5)      Trailers

(a) Nonrefrigerated Trailers

The U.S. nonrefrigerated (dry) trailer market continued to recover in 1999, as the strong domestic economy resulted in heavy freight volumes. With unemployment low, consumer confidence high, and industrial production sound, the outlook for leasing this type of trailer remains positive, particularly as the equipment surpluses of recent years are being absorbed by the buoyant market. In addition of high freight volumes, improvements in inventory turnover and tighter turnaround times have lead to a stronger overall trucking industry and increased equipment demand.

(b) Refrigerated Trailers

After a very strong year in 1998, the temperature-controlled trailer market leveled off somewhat in 1999, as equipment users began to absorb the expanded equipment supply created over the prior two years. Refrigerated trailer users have been actively retiring their older units and consolidating their fleets in response to improved refrigerated trailer technology. Concurrently, there is a backlog of six to nine months on orders for new equipment. As a result of these changes in the refrigerated trailer market, it is anticipated that trucking companies and shippers will utilize short-term trailer leases more frequently to supplement their existing fleets. Such a trend should benefit the Fund, whose trailers are typically leased on a short-term basis.

(E)      Government Regulations

The use, maintenance, and ownership of equipment are regulated by federal, state, local, or foreign governmental authorities. Such regulations may impose restrictions and financial burdens on the Partnership's ownership and operation of equipment. Changes in government regulations, industry standards, or deregulation may also affect the ownership, operation, and resale of the equipment. Substantial portions of the Partnership's equipment portfolio are either registered or operated internationally. Such equipment may be subject to adverse political, government, or legal actions, including the risk of expropriation or loss arising from hostilities. Certain of the Partnership's equipment is subject to extensive safety and operating regulations, which may require its removal from service or extensive modification of such equipment to meet these regulations at considerable cost to the Partnership. Such regulations include but are not limited to:

     (1) the US Oil Pollution Act of 1990, which established liability for operators and owners of vessels and mobile offshore drilling units that create environmental pollution. This regulation has resulted in higher oil pollution liability insurance. The lessee of the equipment typically reimburses the Partnership for these additional costs;

     (2) the US Department of Transportation's Aircraft Capacity Act of 1990, which limits or eliminates the operation of commercial aircraft in the U.S. that do not meet certain noise, aging, and corrosion criteria. In addition, under US Federal Aviation Regulations, after December 31, 1999, no person may operate an aircraft to or from any airport in the contiguous United States unless that aircraft has been shown to comply with Stage III noise levels. The Partnership has one Stage II aircraft that does not meet Stage III requirements. As of December 31, 1999, the aircraft is located overseas where it is intended to be sold in 2000.

     (3) the Montreal Protocol on Substances that Deplete the Ozone Layer and the US Clean Air Act Amendments of 1990, which call for the control and eventual replacement of substances that have been found to cause or contribute significantly to harmful effects on the stratospheric ozone layer and which are used extensively as refrigerants in refrigerated marine cargo containers and over-the-road refrigerated trailers;

     (4) the US Department of Transportation's Hazardous Materials Regulations which regulate the classification of and packaging requirements for hazardous materials and which apply particularly to the Partnership's tank railcars.

As of December 31, 1999, the Partnership is in compliance with the above government regulations. Typically, costs related to extensive modifications required to meet government regulations are passed on to the lessee of that equipment.

ITEM 2.       PROPERTIES

The Partnership neither owns nor leases any properties other than the equipment it has purchased and its interest in entities that own equipment for leasing purposes. As of December 31, 1999, the Partnership owned a portfolio of transportation and related equipment and investments in equipment owned by unconsolidated special-purpose entities (USPEs), as described in Item 1, Table
1. The Partnership acquired equipment with the proceeds of the Partnership offering of $100.0 million, proceeds from debt financing of $23.0 million, and by reinvesting a portion of its operating cash flow in additional equipment.

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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Partnership's limited partners during the fourth quarter of its fiscal year ended December 31, 1999.

                                     PART II

ITEM 5.       MARKET FOR THE PARTNERSHIP'S EQUITY AND RELATED DEPOSITARY UNIT
              MATTERS

As of March 1, 2000, there were 5,785,350 depositary units outstanding. There are 5,077 depositary unitholders of record as of the date of this report.

There are several secondary markets that will facilitate sales and purchases of depositary units. Secondary markets are characterized as having few buyers for limited partnership interests and therefore are viewed as inefficient vehicles for the sale of depositary units. Presently, there is no public market for the units and none is likely to develop.

To prevent the units from being considered publicly traded and thereby to avoid taxation of the Partnership as an association treated as a corporation under the Internal Revenue Code, the limited partnership units will not be transferable without the consent of the General Partner, which may be withheld in its absolute discretion. The General Partner intends to monitor transfers of limited partnership units in an effort to ensure that they do not exceed the percentage or number permitted by certain safe harbors promulgated by the Internal Revenue Service. A transfer may be prohibited if the intended transferee is not a US citizen or if the transfer would cause any portion of a "Qualified Plan" as defined by the Employee Retirement Income Security Act of 1974 and Individual Retirement Accounts to exceed the allowable limit.

On January 10, 2000, the General Partner for the Partnership announced that it has begun recognizing transfers involving trading of units in the Partnership for the 2000 calendar year. The Partnership is listed on the OTC Bulletin Board under the symbol GFXPZ.

In making the announcement, the General Partner noted that, as in previous years, it will continue to monitor the volume of such trades to ensure that the Partnership remains in compliance with IRS Notice 88-75 and IRS Code Section 7704. These IRS regulations contain safe harbor provisions stipulating the maximum number of partnership units that can be traded during a calendar year in order for a partnership not to be deemed a publicly traded partnership for income tax purposes.

Should the Partnership approach the annual safe harbor limitation later on in 2000, the General Partner will, at that time, cease to recognize any further transfers involving trading of Partnership units. Transfers specifically excluded from the safe harbor limitations, referred to in the regulations as "transfers not involving trading," which include transfers at death, transfers between family members, and transfers involving distributions from a qualified retirement plan, will continue to be recognized by the General Partner throughout the year.

Pursuant to the terms of the partnership agreement, the General Partner is entitled to a 1% interest in the profits, losses and cash distributions of the Partnership. The General Partner is the sole holder of such interests. Special allocations of income are made to the General Partner equal to the deficit balance, if any, in the capital account of the General Partner. The General Partner's annual allocation of net income will be equal to the General Partner's cash distributions paid during the current year. The remaining interests in the profits, losses and cash distributions of the Partnership are allocated to the limited partners. As of December 31, 1999, there were 5,077 limited partners holding units in the Partnership.

The Partnership engaged in a plan to repurchase up to 250,000 depositary units. There were no repurchases of depositary units in 1997, 1998, or 1999. As of December 31, 1999, the Partnership had purchased a cumulative total of 199,650 depositary units at a cost of $2.6 million. The General Partner does not plan any future repurchases of depositary units on behalf of the Partnership.

ITEM 6.       SELECTED FINANCIAL DATA

Table 2, below, lists selected financial data for the Partnership:

                                                      TABLE 2

                                         For the years ended December 31,
                  (In thousands of dollars, except per weighted-average depositary unit amounts)

                                                    1999             1998            1997            1996             1995
                                               ----------------------------------------------------------------------------------
          Operating results:

            Total revenues                      $     6,816      $     8,366      $   12,462      $   23,859       $   23,575
            Net gain on disposition
              of equipment                              156              733           3,265          13,304            2,195
            Equity in net income (loss) of
              Unconsolidated special-
              purpose entities                        2,047             (895)           (483)          8,728               --
            Net income                                4,321            1,807           5,685          23,847            4,234

          At year-end:
            Total assets                        $     7,217      $    13,020      $   20,006      $   20,749       $   39,061
            Total liabilities                           463              693           1,308           1,331           24,727
            Notes payable                                --               --               -              --           23,000

          Cash distribution                     $     3,850      $     4,695      $    6,405      $    8,358       $   13,549

          Special distribution                  $     6,044      $     3,483      $       --      $   10,242       $       --

          Cash and special distribution
            Representing a return of capital
            to the limited partners             $     5,415      $     6,397      $      754      $       --       $    9,351

          Per weighted-average Depositary unit:
          Net income                            $      0.73 1    $      0.29 1    $     0.97 1    $     4.08 1     $     0.70<F1>1

          Cash distribution                     $      0.66      $      0.81      $     1.10      $     1.43       $     2.30

          Special distribution                  $      1.03      $      0.60      $       --      $     1.75       $       --

          Cash and special distribution
           Representing a return of capital
            to the limited partners             $      0.93      $      1.12      $     0.13      $       --       $     1.60




----------------------------------
<F1>
1 After reduction of income of $0.1 million ($0.01 per weighted-average depositary unit) in 1999, $0.3 million ($0.01 per weighted-average depositary unit) in 1998, $41,000 ($0.01 per weighted-average depositary unit) in 1997, $0.1 million ($0.02 per weighted-average depositary unit) in 1996, and $0.1 million ($0.02 per weighted-average depositary unit) in 1995, representing allocations to the General Partner resulting from an amendment to the partnership agreement (see Note 1 to the financial statements).


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

(B)  Results of Operations -- Factors Affecting Performance

(1)  Re-leasing Activity and Repricing Exposure to Current Economic Conditions

The exposure of the Partnership's equipment portfolio to repricing risk occurs whenever the leases for the equipment expire or are otherwise terminated and the equipment must be remarketed. Major factors influencing the current market rate for the Partnership's equipment include, but are not limited to, supply and demand for similar or comparable types of transport capacity, desirability of the equipment in the leasing market, market conditions for the particular industry segment in which the equipment is to be leased, overall economic conditions, and various regulations concerning the use of the equipment. Equipment that is idle or out of service between the expiration of a lease and the assumption of a subsequent lease can result in a reduction of contribution to the Partnership. The Partnership experienced re-leasing activity or repricing exposure in 1999 primarily in its aircraft, trailer, container, and railcar portfolios.

     (a) Aircraft: Aircraft contribution decreased from 1998 to 1999 on an aircraft in which the Partnership owns a 50% interest. This aircraft was off lease for all of 1998 and 1999. We have been unsuccessfully trying to sell this aircraft. In addition, one aircraft was sold during the second quarter of 1999

     (b) Trailers: The Partnership's trailer portfolio operates in short-term rental facilities. The relatively short duration of most leases in these operations exposes the trailers to considerable re-leasing activity. Contributions from the Partnership's trailers that operated in short-term rental facilities decreased in 1999 compared to 1998 due to the sale of trailers.

     (c) Railcars: The majority of the Partnership's railcar equipment remained on lease throughout the year. During the fourth quarter of 1999, a group of 19 tank cars came off lease. While renewals of existing leases continue at similar rates, some cars have been renewed for "winter only" terms of approximately six months. As a result, it is anticipated that there will be more pressurized tank cars than usual coming up for renewal in the spring.

     (d) Marine containers: All of the Partnership's marine container portfolio is operated in utilization-based leasing pools and, as such, is highly exposed to repricing activity. The Partnership saw lower re-lease rates and lower utilization on the remaining marine containers fleet during 1999. Since this Partnership is in the liquidation phase, containers remain off lease while waiting to be sold and thus utilization on the Partnership's containers decreased in 1999.

(2)  Equipment Liquidations and Nonperforming Lessees

Liquidation of Partnership equipment and investment in unconsolidated special-purpose entities (USPEs) represents a reduction in the size of the equipment portfolio and may result in reduction of contributions to the Partnership. Lessees not performing under the terms of their leases, either by not paying rent, not maintaining or operating the equipment in accordance with the conditions of the leases, or other possible departures from lease terms can result not only in reductions in contribution, but also may require the Partnership to assume additional costs to protect its interests under the leases, such as repossession or legal fees. The Partnership experienced the following in 1999:

     (a) Liquidations: During 1999, the Partnership disposed of owned equipment and its interest in a USPE for proceeds of $5.1 million.

     (b) Nonperforming Lessees: In 1996, the General Partner repossessed an aircraft owned by a trust in which the Partnership has a 50% interest, due to the lessee's inability to pay outstanding receivables. This aircraft remained off lease throughout 1997, 1998 and 1999.

 (3)  Equipment Valuation

In accordance with Financial Accounting Standards Board (FASB) Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of", the General Partner reviews the carrying value of the Partnership's portfolio at least quarterly and whenever circumstances indicate that the carrying value of an asset may not be recoverable in relation to expected future market conditions for the purpose of assessing the recoverability of the recorded amounts. If the projected undiscounted future lease revenue plus residual values and fair values are less than the carrying values of the equipment, a loss on revaluation is recorded. No reductions to the carrying value of equipment were required in 1999, 1998 or 1997.

As of December 31, 1999, the General Partner estimated the current fair market value of the Partnership's equipment portfolio, including the Partnership's interest in USPEs owned by the Partnership, to be $21.4 million. This estimate is based on recent market transactions for equipment similar to the Partnership's equipment portfolio and the Partnership's interest in equipment owned by USPEs. Ultimate realization of fair market value by the Partnership may differ substantially from the estimate due to specific market conditions, technological obsolescence, and government regulations, among other factors that the General Partner cannot accurately predict.

(C)  Financial Condition -- Capital Resources and Liquidity

The General Partner purchased the Partnership's initial equipment portfolio with capital raised from its initial equity offering and permanent debt financing. No further capital contributions from the limited partners are permitted under the terms of the limited partnership agreement. The Partnership currently has no debt obligations. As the Partnership entered its liquidation phase in 1998, it is prohibited from incurring new debt. The Partnership relies on operating cash flows to meet its operating obligations and to make cash distributions to the limited partners.

For the year ended December 31, 1999, the Partnership generated $3.0 million in operating cash (net cash provided by operating activities, plus non-liquidating cash distributions from USPEs, less additional investments in USPE's to fund operating activities) to meet its operating obligations, but used undistributed available cash from prior periods of $6.9 million to maintain the current level of distributions and to make a special distribution to the partners.

The General Partner has not planned any expenditures, nor is it aware of any contingencies that would cause it to require any additional capital to that mentioned above.

The Partnership is in its active liquidation phase. As a result, the size of the Partnership's remaining equipment portfolio and, in turn, the amount of net cash flows from operations will continue to become progressively smaller as assets are sold. Although distribution levels may be reduced, significant asset sales may result in special distributions to the partners.

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

(D)  Results of Operations Year-to-Year Detailed Comparison

(1) Comparison of the Partnership's Operating Results for the Years Ended December 31, 1999 and 1998

(a)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating expenses, and asset-specific insurance expenses) on owned equipment decreased during the year ended December 31, 1999, compared to the same period of 1998. Certain expenses such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 5 to the audited financial statements), are not included in the owned equipment operations discussion because these expenses are more indirect in nature, not a result of operations but more the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):


                             For the Years Ended
                                 December 31,
                              1999             1998
                           ----------------------------
  Rail equipment           $  3,972            4,064
  Trailers                      330              866
  Marine containers             140              231

Rail equipment: Rail equipment lease revenues and direct expenses were $5.7 million and $1.8 million, respectively, for the year ended December 31, 1999, compared to $6.0 million and $1.9 million, respectively, for the same period of 1998. Direct revenues and expenses decreased due to the sale of railcars during 1998 and 1999.

Trailers: Trailer lease revenues and direct expenses were $0.5 million and $0.1 million, respectively, for the year ended December 31, 1999, compared to $1.2 million and $0.3 million, respectively, for the same period of 1998. The number of trailers owned by the Partnership has declined due to sales and dispositions of the trailers during 1999 and 1998. The result of this declining fleet is a decrease in trailer contribution.

Marine containers: Marine container lease revenues and direct expenses were $0.1 million and $1,000 respectively, for the year ended December 31, 1999, compared to $0.2 million and $3,000, respectively, for the same period of 1998. Revenues decreased by $61,000 due to lower lease rates in 1999, and by $32,000 due to sales and dispositions in 1999.

(b)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $2.6 million for the year ended December 31, 1999, decreased from $3.5 million for the same period of 1998. The decrease is due primarily to a $0.3 million decrease in general and administrative expenses due to lower professional services costs resulting from the decrease in the size of the Partnership's equipment portfolio, a $0.3 million decrease in depreciation expense from 1998 levels resulting from the sale of certain assets during 1999 and 1998, a $0.1 million decrease in bad debt expense related to certain receivables thought to be uncollectible being collected, previously reserved for as bad debts being collected in 1999 and a $0.1 million decrease in management fees due to lower cash flows.

(c)  Net Gain on Disposition of Owned Equipment

The net gain on disposition of owned equipment for 1999 totaled $0.2 million, and resulted from the sale of marine containers, railcars, and trailers, with an aggregate net book value of $0.1 million, for aggregate proceeds of $0.3 million. For 1998, gain on sales totaled $0.7 million, and resulted from the sale of marine containers, trailers, railcars, and an aircraft with an aggregate net book value of $1.2 million, for aggregate proceeds of $1.9 million.

(d)  Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):

                                              For the Years
                                             Ended December 31,
                                           1999               1998
                                         ---------------------------
  Aircraft                                  2,531            (1,323)
  Marine vessel                           $  (484)        $    4288
                                        -----------------------------
    Equity in net income (loss) of USPEs  $ 2,047          $   (895)
                                        =============================

Aircraft: As of December 31, 1999, the Partnership had an interest in one entity that owns a commercial aircraft. As of December 31, 1998, the Partnership had an interest in an entity that owned a total of two aircraft. During 1999, the Partnership sold the aircraft in which it had a 12% interest for a gain of $3.0 million. The Partnership's share of aircraft revenues and expenses were $0.2 million and $0.8 million, respectively, for the year ended December 31, 1999, compared to $0.6 million and $1.9 million, respectively, for the same period of 1998. The Partnership's 50% interest in an entity that owns a commercial aircraft was off lease during 1999, 1998 and 1997. In October 1999, a deposit for $0.2 million was received for the sale of this aircraft. The buyer failed to perform under the terms of the agreement and the deposit was recorded as income. Direct expenses in this entity decreased due to required repairs on this aircraft in 1998 which were not required in 1999. The Partnership's remaining 12% interest in an entity that owns a commercial aircraft had a decrease in contribution primarily due to the sale of this aircraft in June of 1999.

Marine vessel: As of December 31, 1999 and 1998, the Partnership had an interest in an entity that owns a marine vessel. The Partnership's share of marine vessel revenues and expenses was $2.0 million and $2.7 million for 1999, compared to $2.6 million and $2.2 million, respectively, for 1998. Marine vessel contribution decreased due to lower charter rates during 1999, the vessel being off lease for scheduled maintenance, and higher operating costs associated with being on a voyage charter.

(e)  Net Income

As a result of the foregoing, the Partnership's net income of $4.3 million for the year ended December 31, 1999, increased from net income of $1.8 million during the same period of 1998. The Partnership's ability to operate and liquidate assets and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the year ended December 31, 1999 is not necessarily indicative of future periods. In 1999, the Partnership distributed $9.8 million to the limited partners, or $1.69 per weighted-average depositary unit.

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

                                                  For the Years Ended
                                                    December 31,
                                                  1998             1997
                                                ----------------------------
  Rail equipment                                $  4,064            4,497
  Trailers                                           866            1,222
  Marine containers                                  231              791
  Aircraft and aircraft engines                       --              249

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

Trailers: Trailer lease revenues and direct expenses were $1.2 million and $0.3 million, respectively, for the year ended December 31, 1998, compared to $1.7 million and $0.5 million, respectively, for the same period of 1997. Although, revenues for the trailer industry increased by 10% in 1999, the Partnership sold 32% of it's fleet during the year. The result of this declining fleet is a decrease in trailer contribution.

Marine containers: Marine container lease revenues and direct expenses were $0.2 million and $3,000, respectively, for the year ended December 31, 1998, compared to $0.8 million and $5,000, respectively, for the same period of 1997. Lower utilization rates in 1999 coupled with sales and dispositions of containers during 1999, 1998 and 1997, resulted in the decrease in marine container contribution.

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

(c)  Net Gain on Disposition of Owned Equipment

The net gain on disposition of owned equipment for 1998 totaled $0.7 million, and resulted from the sale of marine containers, railcars, aircraft, and trailers, with an aggregate net book value of $1.2 million, for aggregate proceeds of $1.9 million. For 1997, gain on sales totaled $3.3 million, and resulted from the sale of marine containers, trailers, railcars, and an aircraft with an aggregate net book value of $0.9 million, for aggregate proceeds of $4.2 million. (d) Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):

                                             For the Year
                                           Ended December 31,
                                          1998              1997
                                       --------------------------
  Marine vessel                       $     428          $    12
  Aircraft                               (1,323)            (495)
                                      ---------------------------
      Equity in net loss of USPEs     $    (895)         $  (483)
                                      ===========================

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

Aircraft: As of December 31, 1998 and 1997, the Partnership had an interest in two entities that own a total of two commercial aircraft. The Partnership's share of aircraft revenues and expenses was $0.6 million and $1.9 million, respectively, for the year ended December 31, 1998, compared to $0.7 million and $1.2 million, respectively, for the same period of 1997. The Partnership's 50% interest in an entity that owns a commercial aircraft was off lease during 1998 and 1997. Direct expenses in this entity increased due to required repairs on this aircraft. The Partnership's remaining 12% interest in an entity that owns a commercial aircraft had an increase in contribution primarily due to lower depreciation expense.

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

(E)  Geographic Information

Certain of the Partnership's equipment operates in international markets. Although these operations expose the Partnership to certain currency, political, credit, and economic risks, the General Partner believes that these risks are minimal or has implemented strategies to control the risks. Currency risks are at a minimum because all invoicing, with the exception of a small number of railcars operating in Canada, is conducted in US dollars. Political risks are minimized by avoiding operations in countries that do not have a stable judicial system and established commercial business laws. Credit support strategies for lessees range from letters of credit supported by US banks to cash deposits. Although these credit support mechanisms allow the Partnership to maintain its lease yield, there are risks associated with slow-to-respond judicial systems when legal remedies are required to secure payment or repossess equipment. Economic risks are inherent in all international markets and the General Partner strives to minimize this risk with market analysis prior to committing equipment to a particular geographic area. Refer to Note 6 to the financial statements for information on the revenues, income (loss), and net book value of equipment in various geographic regions.

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

During 1999, the Partnership's equipment on lease to US domiciled lessees accounted for 16% of the lease revenues generated by wholly and partially-owned equipment. This equipment generated a net loss of $0.2 million.

The Partnership's equipment leased to Canadian-domiciled lessees consists of railcars. During 1999, lease revenues in Canada accounted for 56% of total lease revenues of wholly and partially owned equipment, while the net income from Canadian operations accounted for $3.2 million for the Partnership's total net income of $4.3 million.

The Partnership's 50% investment in a marine vessel and various marine containers, which were leased in various regions throughout 1999, accounted for 25% of the lease revenues generated by wholly and partially owned equipment. The Partnership's 50% investment in a marine vessel earned lease revenues of $2.0 million in 1999 and generated $0.5 million in net loss. The Partnership's marine containers earned $0.1 million in lease revenues and generated $38,000 in net income. Marine container lease revenue is expected to decline in the future, as the Partnership continues to sell marine containers.

The Partnership had a 12% investment in a commercial aircraft that operates in South America, which accounted for 2% of the lease revenues generated by wholly and partially owned equipment, while this investment had a net income of $3.0 million, the Partnership's total net income was $4.3 million. This aircraft was sold in June of 1999 for a gain of $3.0 million.

(F) Effects of Year 2000

As of March 1, 2000, the  Partnership has not experienced any material Year 2000
(Y2K) issues with either its internally developed software or purchased software. In addition, to date the Partnership has not been impacted by any Y2K problems that may have impacted our customers and suppliers. The amount allocated to the Partnership by the General Partner related to Y2K issues has not been material. The General Partner continues to monitor its systems for any potential Y2K issues.

(G)  Inflation

Inflation had no significant impact on the Partnership's operations during 1999, 1998, or 1997.

(H)  Forward-Looking Information

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

(I)  Outlook for the Future

Since the Partnership entered its orderly liquidation phase in the first quarter of 1998, the General Partner is seeking to selectively re-lease or sell assets as the existing leases expire. Sale decisions will cause the operating performance of the Partnership to decline over the remainder of its life.

Several factors may affect the Partnership's operating performance in 2000 and beyond, including changes in the markets for the Partnership's equipment and changes in the regulatory environment in which that equipment operates. Liquidation of the Partnership equipment and investments in USPE represents a reduction in the size of the portfolio and may result in a reduction of contribution to the Partnership. Other factors effecting the Partnership in 2000 and beyond include:

1. The Partnership's remaining aircraft that it jointly owns with an affiliated Partnership, has been off lease for over two years. This aircraft required extensive repairs and maintenance and has had difficulty being re-leased or sold. This aircraft will remain off-lease until it is sold. We have been unsuccessful in our efforts to sell this aircraft.

2. Railcar loadings in North America have continued to be high, however a softening in the market is expected in 2000, which may lead to lower utilization and lower contribution to the Partnership.

3. The purchase price of new containers continues to be at very low historical levels. These lower prices have put downward pressure on per diem lease rates that customers are willing to pay for the rental of marine containers. Demand for the Partnership's marine containers has been weak, as they are older containers.

The ability of the Partnership to realize acceptable lease rates on its equipment in the different equipment markets is contingent on many factors, such as specific market conditions and economic activity, technological obsolescence, and government or other regulations. The unpredictability of these factors, or of their occurrence, makes it difficult for the General Partner to clearly define trends or influences that may impact the performance of the Partnership's equipment. The General Partner continually monitors both the equipment markets and the performance of the Partnership's equipment in these markets. The General Partner may decide to reduce the Partnership's exposure to those equipment markets in which it determines that it cannot operate equipment and achieve acceptable rates of return.

The Partnership intends to use excess cash flow from operations to satisfy its operating requirements, and to pay cash distributions to the investors.

(1)  Repricing Risk

Certain of the Partnership's aircraft, marine vessels, railcars, marine containers and trailers will be remarketed in 2000 as existing leases expire, exposing the Partnership to some repricing risk/opportunity. Additionally, the General Partner may elect to sell certain underperforming equipment or equipment whose continued operation may become prohibitively expensive. In either case, the General Partner intends to re-lease or sell equipment at prevailing market rates; however, the General Partner cannot predict these future rates with any certainty at this time, and cannot accurately assess the effect of such activity on future Partnership performance. The proceeds from the sold or liquidated equipment will be distributed to the limited partners, or held for operating reserves.

(2)  Impact of Government Regulations on Future Operations

The General Partner operates the Partnership's equipment in accordance with current applicable regulations (see Item 1, Section E, Government Regulations). However, the continuing implementation of new or modified regulations by some of the authorities mentioned previously, or others, may adversely affect the Partnership's ability to continue to own or operate equipment in its portfolio. Additionally, regulatory systems vary from country to country, which may increase the burden to the Partnership of meeting regulatory compliance for the same equipment operated between countries. Currently, the General Partner has observed rising insurance costs to operate certain vessels into US ports resulting from implementation of the US Oil Pollution Act of 1990. Ongoing changes in the regulatory environment, both in the United States and internationally, cannot be predicted with accuracy, and preclude the General Partner from determining the impact of such changes on Partnership operations, or sale of equipment. Under US Federal Aviation Regulations, after December 31, 1999, no person may operate an aircraft to or from any airport in the contiguous United States unless that aircraft has been shown to comply with Stage III noise levels.

(3)  Distributions

Pursuant to the limited partnership agreement, the Partnership has ceased reinvesting in additional equipment. The General Partner will pursue a strategy of selectively re-leasing equipment to achieve competitive returns or selling equipment that is underperforming or whose operation becomes prohibitively expensive during the liquidation phase of the Partnership. During this time, the Partnership will use operating cash flow and proceeds from the sale of equipment to meet its operating obligations and make distributions to the partners.
Although the General Partner intends to maintain a sustainable level of distributions prior to final liquidation of the Partnership, actual Partnership performance and other considerations may require adjustments to then-existing distribution levels. In the long term, changing market conditions and used equipment values preclude the General Partner from accurately determining the impact of future re-leasing activity and equipment sales on partnership performance and liquidity. Since the Partnership has entered the active liquidation phase the size of the Partnership's remaining equipment portfolio and, in turn, the amount of net cash flows from operations, will continue to become progressively smaller as assets are sold. Although distribution levels may be reduced, significant asset sales may result in potential special distributions to unitholders.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's primary market risk exposure is that of currency devaluation risk. During 1999, 84% of the Partnership's total lease revenues from wholly- and partially-owned equipment came from non-United States domiciled lessees. Most of the leases require payment in United States (U.S.) currency. If these lessees currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S.
dollar denominated lease payment.

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

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF PLM INTERNATIONAL
              AND PLM FINANCIAL SERVICES, INC.

As of the date of this annual report, the directors and executive officers of PLM International and of PLM Financial Services, Inc. (and key executive officers of its subsidiaries) are as follows:

Name                                    Age        Position
---------------------------------- --------------- -----------------------------------------------------------------

Robert N. Tidball                        61        Chairman of the Board, Director, President, and
                                                   Chief Executive Officer, PLM International, Inc.;
                                                   Director, PLM Financial Services, Inc.;
                                                   Vice President, PLM Railcar Management Services, Inc.;
                                                   President, PLM Worldwide Management Services Ltd.

Randall L.-W. Caudill                    52        Director, PLM International, Inc.

Douglas P. Goodrich                      53        Director and Senior Vice President, PLM International, Inc.;
                                                   Director and President, PLM Financial Services, Inc.;
                                                   President, PLM Transportation Equipment Corporation; President,
                                                   PLM Railcar Management Services, Inc.

Warren G. Lichtenstein                   34        Director, PLM International, Inc.

Howard M. Lorber                         51        Director, PLM International, Inc.

Harold R. Somerset                       64        Director, PLM International, Inc.

Robert L. Witt                           59        Director, PLM International, Inc.

Robin L. Austin                          53        Vice President, Human Resources, PLM International, Inc. and
                                                   PLM Financial Services, Inc.

Stephen M. Bess                          53        President, PLM Investment Management, Inc.; Vice President and
                                                   Director, PLM Financial Services, Inc.

Richard K Brock                          37        Vice President and Chief Financial Officer, PLM International,
                                                   Inc. and PLM Financial Services, Inc.

Susan C. Santo                           37        Vice President, Secretary, and General Counsel, PLM
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

Richard K Brock was appointed Vice President and Chief Financial Officer of PLM International and PLM Financial Services, Inc. in January 2000, after having served as Acting CFO since June 1999. Mr. Brock served as an accounting manager beginning in September 1991 and as Director of Planning and General Accounting beginning in February 1994. Mr. Brock was a division controller of Learning Tree International, a technical education company, from February 1988 through July 1991.

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









                     (This space intentionally left blank.)

ITEM 11. EXECUTIVE COMPENSATION

The Partnership has no directors, officers, or employees. The Partnership had no pension, profit sharing, retirement, or similar benefit plan in effect as of December 31, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(A)  Security Ownership of Certain Beneficial Owners

     The General Partner is entitled to a 1% interest in the profits and losses and distributions of the Partnership subject to certain allocations of income. In addition to its General Partner interest, FSI owned 1,500 units in the Partnership at December 31, 1999. As of December 31, 1999, no investor was known by the General Partner to beneficially own more than 5% of the depositary units of the Partnership.

(B)  Security Ownership of Management

     Table 3, below, sets forth, as of the date of this report, the amount and percentage of the Partnership's outstanding depositary units beneficially owned by each of the directors and executive officers and all directors and executive officers as a group of the General Partner and its affiliates:

                                    TABLE 3

Name                              Depositary Units           Percentage of Units

Robert N. Tidball                      400                          *

All directors and officers
As a group (1 person)                  400                          *

* Less than 1%.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(A)  Transactions with Management and Others

     During 1999, management fees paid or accrued to IMI were $0.4 million. During 1999, the Partnership reimbursed FSI or its affiliates $0.3 million for administrative services and data processing expenses performed on behalf of the Partnership.

     During 1999, the Partnership's proportional share of ownership of the USPEs, paid or accrued the following fees to FSI or its affiliates: administrative and data processing services, $39,000. No management fees were paid by the USPES in 1999 due to the lower cash flows on the marine vessel and aircraft.

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

         4.1 Amendment, dated November 18, 1991, to Limited Partnership Agreement of Partnership, incorporated by reference to the Partnership Form 10-K dated December 31, 1992, filed with the Securities and Exchange Commission on March 30,1993.

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


Dated: March 17, 2000                 PLM EQUIPMENT GROWTH FUND
                                      PARTNERSHIP

                                      By:  PLM Financial Services, Inc.
                                           General Partner



                                      By:  /s/ Douglas P. Goodrich
                                           Douglas P. Goodrich
                                           President and Director



                                      By:   /s/ Richard K Brock
                                            Richard K Brock
                                            Vice President and
                                            Chief Financial Officer




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors of the Partnership's General Partner on the dates indicated.


Name                    Capacity                          Date


*_______________________
Robert N. Tidball       Director, FSI                     March 17, 2000


*_______________________
Douglas P. Goodrich     Director, FSI                     March 17, 2000


*_______________________
Stephen M. Bess         Director, FSI                     March 17, 2000


* Susan C. Santo, by signing her name hereto, does sign this document on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.


/s/ Susan C. Santo
Susan C. Santo
Attorney-in-Fact

                            PLM EQUIPMENT GROWTH FUND
                             (A LIMITED PARTNERSHIP)

                          INDEX TO FINANCIAL STATEMENTS

                                  (Item 14(a))




                                                                     Page



Independent auditors' report                                           25

Balance sheets as of December 31, 1999 and 1998                        26

Statements of income for the years ended
   December 31, 1999, 1998, and 1997                                   27

Statements of changes in partners' capital for the years
   ended December 31, 1999, 1998, and 1997                             28

Statements of cash flows for the years ended
   December 31, 1999, 1998, and 1997                                   29

Notes to financial statements                                       30-38

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PLM Equipment Growth Fund as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.






SAN FRANCISCO, CALIFORNIA
March 17, 2000

                            PLM EQUIPMENT GROWTH FUND
                             (A LIMITED PARTNERSHIP)
                                 BALANCE SHEETS
                                  DECEMBER 31,
                 (in thousands of dollars, except unit amounts)





                                                                                     1999                 1998
                                                                                 ----------------------------------
  Assets

  Equipment held for operating leases, at cost                                    $   24,580          $   26,113
  Less accumulated depreciation                                                      (20,967)            (20,862)
                                                                                  ----------------------------------
      Net equipment                                                                    3,613               5,251

  Cash and cash equivalents                                                            1,446               3,289
  Accounts receivable, less allowance for doubtful accounts
        of $36 in 1999 and $161 in 1998                                                  365                 305
  Investments in unconsolidated special-purpose entities                               1,755               4,149
  Prepaid expenses and other assets                                                       38                  26
                                                                                  ---------------------------------

        Total assets                                                              $    7,217          $   13,020
                                                                                  =================================



  Liabilities:
  Accounts payable and accrued expenses                                           $      337          $      131
  Due to affiliates                                                                       63                 525
  Lessee deposits                                                                         63                  37
                                                                                  ---------------------------------
    Total liabilities                                                                    463                 693
                                                                                  ---------------------------------

  Partners' capital:
  Limited partners (5,785,350 depositary units as of
      December 31, 1999 and 1998)                                                      6,754              12,327
  General Partner                                                                         --                  --
                                                                                  ---------------------------------
    Total partners' capital                                                            6,754              12,327
                                                                                  ---------------------------------

        Total liabilities and partners' capital                                   $    7,217          $   13,020
                                                                                  =================================
















                 See accompanying notes to financial statements.

                            PLM EQUIPMENT GROWTH FUND
                             (A LIMITED PARTNERSHIP)
                              STATEMENTS OF INCOME
                        FOR THE YEARS ENDED DECEMBER 31,
         (in thousands of dollars, except weighted-average unit amounts)


                                                                            1999            1998           1997
                                                                        --------------------------------------------
  Revenues

  Lease revenue                                                          $   6,339        $  7,393      $   8,956
  Interest and other income                                                    321             240            241
  Net gain on disposition of equipment                                         156             733          3,265
                                                                         -------------------------------------------
    Total revenues                                                           6,816           8,366         12,462
                                                                         -------------------------------------------

  Expenses

  Depreciation and amortization                                              1,505           1,820          2,276
  Repairs and maintenance                                                    1,876           2,213          2,164
  Insurance expense to affiliate                                                --             (45)            --
  Other insurance expenses                                                      44              40             61
  Management fees to affiliate                                                 415             505            535
  General and administrative expenses to affiliate                             303             422            641
  Other general and administrative expenses                                    516             704            527
  (Recovery of) provision for bad debts                                       (117)              5             90
                                                                         -------------------------------------------
    Total expenses                                                           4,542           5,664          6,294
                                                                         -------------------------------------------

  Equity in net income (loss) of unconsolidated
      special-purpose entities                                               2,047            (895)          (483)
                                                                         -------------------------------------------

        Net income                                                       $   4,321        $  1,807      $   5,685
                                                                         ===========================================

  Partners' share of net income

  Limited partners                                                       $   4,222        $  1,536      $   5,587
  General Partner                                                               99             271             98
                                                                         -------------------------------------------

        Total                                                            $   4,321        $  1,807      $   5,685
                                                                         ===========================================

  Net income per weighted-average depositary unit                        $    0.73        $   0.29      $    0.97
                                                                         ===========================================

  Cash distribution                                                      $   3,850        $  4,695      $   6,405
  Special distribution                                                       6,044           3,483             --
                                                                         ------------------------------------------
  Total distribution                                                     $   9,894        $  8,178      $   6,405
                                                                         ===========================================
  Per weighted-average depositary unit:
  Cash distribution                                                      $    0.66            0.81      $    1.10
  Special distribution                                                        1.03            0.60             --
                                                                         -------------------------------------------
  Total distribution                                                     $    1.69            1.41      $    1.10
                                                                         ===========================================






                 See accompanying notes to financial statements.

                            PLM EQUIPMENT GROWTH FUND
                             (A LIMITED PARTNERSHIP)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                            (in thousands of dollars)




                                                                  Limited        General
                                                                 Partners        Partner           Total
                                                                ---------------------------------------------


    Partners' capital (deficit) as of December 31, 1996          $   19,641        $  (223)        $    19,418

  Net income                                                          5,587             98               5,685

  Cash distribution                                                  (6,341)           (64)             (6,405)
                                                                 ----------------------------------------------
    Partners' capital (deficit) as of December 31, 1997              18,887           (189)             18,698

  Net income                                                          1,536            271               1,807

  Cash distribution                                                  (4,648)           (47)             (4,695)

  Special distribution                                               (3,448)           (35)             (3,483)
                                                                 ----------------------------------------------
    Partners' capital as of December 31, 1998                        12,327             --              12,327

  Net income                                                          4,222             99               4,321

  Cash distribution                                                  (3,811)           (39)             (3,850)

  Special distribution                                               (5,984)           (60)             (6,044)
                                                                ------------------------------------------------
    Partners' capital as of December 31, 1999                    $    6,754        $    --         $     6,754
                                                                 ================================================




















                 See accompanying notes to financial statements.

                            PLM EQUIPMENT GROWTH FUND
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,
                            (in thousands of dollars)

                                                                            1999            1998           1997
                                                                        --------------------------------------------
  Operating activities
  Net income                                                             $      4,321     $      1,807     $      5,685
  Adjustments to reconcile net income to net cash
      Provided by (used in) operating activities:
    Depreciation and amortization                                               1,505            1,820            2,276
    Net gain on disposition of equipment                                         (156)            (733)          (3,265)
    Equity in net (income) loss from unconsolidated special-
        Purpose entities                                                       (2,047)             895              483
    Changes in operating assets and liabilities:
      Restricted cash                                                              --               --               60
      Accounts receivable, net                                                    (60)             613             (219)
      Due from affiliate                                                           --              353             (353)
      Prepaid expenses and other assets                                           (12)               5                3
      Accounts payable and accrued expenses                                       206             (604)             278
      Due to affiliates                                                          (462)              (4)             408
      Lessee deposits and reserve for repairs                                      26               (7)            (649)
                                                                         -------------------------------------------------
        Net cash provided by operating activities                               3,321            4,145            4,707
                                                                         -------------------------------------------------

  Investing activities
  Payments for capital improvements                                               (31)            (108)            (116)
  Additional investment in unconsolidated special-purpose
      entities to fund operations                                                (835)            (721)            (831)
  Liquidation of investment in equipment placed in
      Unconsolidated special-purpose entities                                   4,794            1,101              150
  Distribution from unconsolidated special-purpose entities                       482              557            1,049
  Proceeds from disposition of equipment                                          320            1,908            4,167
                                                                         -------------------------------------------------
        Net cash provided by investing activities                               4,730            2,737            4,419
                                                                         -------------------------------------------------

  Financing activities
  Cash distribution paid to limited partners                                   (3,811)          (4,648)          (6,341)
  Cash distribution paid to General Partner                                       (39)             (47)             (64)
  Special distribution paid to limited partners                                (5,984)          (3,448)               -
  Special distribution paid to General Partner                                    (60)             (35)               -
                                                                         ------------------------------------------------
        Net cash used in financing activities                                  (9,894)          (8,178)          (6,405)
                                                                         -------------------------------------------------

  Net increase (decrease) in cash and cash equivalents                         (1,843)          (1,296)           2,721
  Cash and cash equivalents at beginning of year                                3,289            4,585            1,864
                                                                         -------------------------------------------------
  Cash and cash equivalents at end of year                               $      1,446     $      3,289     $      4,585
                                                                         =================================================

  Supplemental information
  Receipt of interest in unconsolidated special-purpose entity in
        settlement of receivables                                        $         --     $         --     $        281
                                                                         =================================================





                 See accompanying notes to financial statements.

                            PLM EQUIPMENT GROWTH FUND
                              A LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1999

1.    Basis of Presentation

      Organization

      PLM Equipment Growth Fund, a California limited partnership (the Partnership) was formed on January 28, 1986. The Partnership engages primarily in the business of owning, leasing, or otherwise investing in predominantly used transportation and related equipment. The Partnership commenced significant operations in August 1986. PLM Financial Services, Inc. (FSI) is the General Partner of the Partnership. FSI is a wholly owned subsidiary of PLM International, Inc. (PLM International).

      The Partnership, in accordance with its limited partnership agreement, entered its liquidation phase on January 1, 1998, and has commenced an orderly liquidation of the Partnership assets. The Partnership will terminate on December 31, 2006, unless terminated earlier upon the sale of all equipment or by certain other events. The General Partner may no longer reinvest cash flows and surplus funds in equipment. All future cash flows and surplus funds, if any, are to be used for distributions to partners, except to the extent used to maintain reasonable reserves. During the liquidation phase, the Partnership's assets will continue to be recorded at the lower of the carrying amount or fair value less cost to sell.

      FSI manages the affairs of the Partnership. The cash distributions of the Partnership are allocated 99% to the limited partners and 1% to the General Partner (see Net Income (Loss) and Distributions Per Depositary Unit, below). Net income is allocated to the General Partner to the extent necessary to cause the General Partner's capital account to equal zero. The General Partner is entitled to a subordinated incentive fee equal to 15% of surplus distributions, as defined in the limited partnership agreement, remaining after the limited partners have received a certain minimum rate of return.

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

      Operations

      The equipment of the Partnership is managed, under a continuing management agreement, by PLM Investment Management, Inc. (IMI), a wholly owned subsidiary of FSI. IMI receives a monthly management fee from the Partnership for managing the equipment (see Note 2). FSI, in conjunction with its subsidiaries, sells equipment to investor programs and third parties, manages pools of transportation equipment under agreements with the investor programs, and is a general partner of other programs.

      Accounting for Leases

      The Partnership's leasing operations consist of operating leases. Under the operating lease method of accounting, the leased asset is recorded at cost and depreciated over its estimated useful life. Rental payments are recorded as revenue over the lease term.

      Depreciation

      Depreciation of transportation equipment held for operating leases is computed on the double-declining balance or declining balance method, based upon estimated useful lives of 15 years for railcars and 12 years for marine containers, trailers, aircraft, and the marine vessel. The depreciation method converts to straight line when annual depreciation expense using the straight-line method exceeds that calculated by the accelerated method.

                            PLM EQUIPMENT GROWTH FUND
                              A LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1999

1.     Basis of Presentation (continued)

       Transportation Equipment

       In accordance with the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). The General Partner reviews the carrying value of the Partnership's equipment at least quarterly and whenever circumstances indicate the carrying value of an asset may not be recoverable in relation to expected future market conditions for the purpose of assessing recoverability of the recorded amounts. If projected undiscounted future cash flows and the fair value are lower than the carrying value of the equipment, the loss on revaluation is recorded. No reductions to the carrying value of equipment were required during 1999, 1998 or 1997.

      Investments in Unconsolidated Special-Purpose Entities

      The Partnership has interests in unconsolidated special-purpose entities that own transportation equipment. These interests are accounted for using the equity method.

      The Partnership's investment in unconsolidated special-purpose entities includes acquisition and lease negotiation fees paid by the Partnership to TEC, a wholly owned subsidiary of FSI. The Partnership's interest in USPE's is managed by IMI. The Partnership's equity interest in net income
      (loss) of unconsolidated special-purpose entities is reflected net of management fees paid or payable to IMI and the amortization of acquisition and lease negotiation fees paid to TEC.

      Repairs and Maintenance

      Repair and maintenance costs related to railcars and the trailer equipment operated in rental yards owned and maintained by PLM Rental, Inc., the short-term trailer rental subsidiary of PLM International doing business as PLM Trailer Leasing, are usually the obligation of the Partnership. Maintenance costs of most of the other equipment are the obligation of the lessee. If they are not covered by the lessee, they are charged against operations as incurred.

      Net Income (Loss) and Distributions Per Depositary Unit

      Cash distributions of the Partnership are allocated 99% to the limited partners and 1% to the General Partner and may include amounts in excess of net income. Net income is allocated to the General Partner through allocation to the extent necessary to cause the General Partner's capital account to equal zero. The General Partner received an allocation of income in the amount of $0.1 million in 1999, $0.1 million in 1998, and 41,000 in 1997. In 1998, the General Partner received an additional allocation of income of $0.2 million to adjust its capital account to zero in accordance with the Partnership agreements. The limited partners' net income (loss) is allocated among the limited partners based on the number of limited partnership units owned by each limited partner and on the number of days of the year each limited partner is in the Partnership.

      Cash distributions are recorded when paid and may include amounts in excess of net income. An operating cash distribution of $1.0 million ($0.172 per depositary unit) was declared on January 28, 2000 and paid on February 15, 2000 to the unitholders of record as of December 31, 1999.

      Special distributions were $6.0 million in 1999 and $3.5 million in 1998. Special distributions are typically made from the proceeds of the sale of equipment. No special distributions were paid to partners in 1997. Cash distributions to investors in excess of net income are considered a return of capital. Cash distributions to limited partners of $5.4 million in 1999 were deemed to be a return of capital. Cash distribution of limited partners of $6.4 million in 1998 were deemed to be a return of capital.


                            PLM EQUIPMENT GROWTH FUND
                              A LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1999

1.    Basis of Presentation (continued)

      Cash distributions of $0.8 million in 1997 were deemed to be a return of capital.

      Net Income Per Weighted-Average Depositary Unit

      Net income per weighted-average depositary unit was computed by dividing net income attributable to limited partners by the weighted-average number of depositary units deemed outstanding during the period. The weighted-average number of depositary units deemed outstanding during the years ended December 31, 1999, 1998, and 1997 were 5,785,350.

      Cash and Cash Equivalents

      The Partnership considers highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less as cash equivalents. The carrying amount of cash equivalents approximates fair market value due to the short-term nature of the investments.

      Comprehensive Income

      The Partnership's net income is equal to comprehensive income for the years ended December 31, 1999, 1998, and 1997.

2.    General Partner and Transactions with Affiliates

      An officer of FSI contributed $100 of the Partnership's initial capital. Under the equipment management agreement, IMI receives a monthly management fee attributable to either owned equipment or interests in equipment owned by the USPEs equal to the greater of (a) 10% of cash flows or (b) 1/12 of 1/2% of the book value of the equipment portfolio, subject to a reduction in certain events, as described in the limited partnership agreement. Partnership management fees of $0.1 million and $39,000 were payable to IMI as of December 31, 1999 and 1998. The Partnership's proportional share of USPE management fees of $0 and $3,000 was payable as of December 31, 1999 and 1998, respectively. The Partnership's proportional share of USPE management fee expense during 1999, 1998 and 1997 was $0, $0.1 million and $0.2 million, respectively. Additionally, the Partnership reimbursed FSI and its affiliates $0.3 million, $0.4 million, and $0.6 million for administrative services and data processing expenses performed on behalf of the Partnership in 1999, 1998, and 1997, respectively. The Partnership's proportional share of USPE administrative and data processing expenses was $56,000, $26,000 and $49,000 during 1999, 1998, and 1997, respectively.

      The Partnership's proportional share of USPE marine insurance coverage paid to TEI was $0 in 1999 and 1998, and $0.2 million during 1997. A substantial portion of these amounts was paid to third-party reinsurance underwriters or placed in risk pools managed by TEI on behalf of affiliated partnerships and PLM International, which provide threshold coverages on marine vessel loss of hire and hull and machinery damage. All pooling arrangement funds are either paid out to cover applicable losses or refunded pro rata by TEI. TEI was liquidated by PLMI in the first quarter of 2000.

                                             PLM EQUIPMENT GROWTH FUND
                                               A Limited Partnership
                                           NOTES TO FINANCIAL STATEMENTS
                                                 December 31, 1999

3.    Equipment

      The components of owned equipment as of December 31, 1999 and 1998 are as follows (in thousands of dollars):

        Equipment held for operating leases                 1999                1998
                                                         --------------------------------

  Rail equipment                                         $   21,392          $   21,635
  Trailers                                                    1,617               2,439
  Marine containers                                           1,571               2,039
                                                         ---------------------------------
                                                             24,580              26,113
  Less accumulated depreciation                             (20,967)            (20,862)
                                                         ---------------------------------
    Net equipment                                        $    3,613          $    5,251
                                                         =================================


      Revenues are earned under operating leases that are billed monthly or quarterly. All of the Partnership's marine containers are leased to operators of utilization-type leasing pools, which include equipment owned by unaffiliated parties. In such instances, revenues received by the Partnership consist of a specified percentage of revenues generated by leasing the equipment to sublessees, after deducting certain direct operating expenses of the pooled equipment. Rents for railcars are based on mileage traveled or a fixed rate; rents for all other equipment are based on fixed rates.

      As of December 31, 1999, all of the Partnership's trailer equipment was in rental facilities operated by PLM Rental, Inc., an affiliate of the General Partner doing business as PLM Trailer Leasing. Rents are reported as revenue in accordance with Financial Accounting Standards Board Statement No.13 "Accounting For Leases". Direct expenses associated with the equipment are charged directly to the Partnership. An allocation of indirect expenses of the rental yard operations is charged to the Partnership monthly.

      As of December 31, 1999, all owned equipment in the Partnership's portfolio was on lease or operating in PLM-affiliated short-term trailer rental facilities, except for 11 railcars with an aggregate net book value of $43,000. As of December 31, 1998, the Partnership had 23 marine containers and 5 railcars off lease with an aggregate net book value of $23,000.

      The General Partner, on behalf of the Partnership, incurred approximately $0.1 million in 1999, 1998, and 1997 in capital improvements, but did not purchase any additional equipment, in accordance with the limited partnership agreement.

      During 1999, the Partnership sold marine containers, trailers and railcars with a net book value of $0.2 million, for $0.3 million. During 1998, the Partnership sold or disposed of marine containers, trailers, railcars, and an aircraft, with a net book value of $1.2 million, for $1.9 million.

      All leases for owned and partially owned equipment are being accounted for as operating leases. Future minimum rentals under noncancelable leases for owned and partially-owned equipment as of December 31, 1999, and during each of the next five years and thereafter, are approximately $4.0 million in 2000, $1.9 million in 2001, $1.0 in 2002, $0.4 in 2003, and $0.2 thereafter. Per diem and short-term rentals consisting of untilization rate lease payments included in revenue amounted to approximately $0.6 million, $1.4 million, and $2.5 million in 1999, 1998, and 1997, respectively.

                                             PLM EQUIPMENT GROWTH FUND
                                               A Limited Partnership
                                           NOTES TO FINANCIAL STATEMENTS
                                                 December 31, 1999

4.   Investments in Unconsolidated Special-Purpose Entities

     The following summarizes the financial information for the unconsolidated special-purpose entities and the Partnership's interest therein as of and for the years ended December 31, 1999, 1998 and 1997 (in thousands of dollars):

                                 1999                              1998                              1997
                                 ------                            ------                            ------
                                       Net Interest                      Net Interest                          Net
                          Total             of              Total             Of             Total         Interest of
                          USPEs         Partnership         USPEs         Partnership         USPEs        Partnership
                       --------------------------------    ----------------------------    -------------------------------

Net investments        $   3,704     $         1,755     $  22,096     $         4,149     $  31,664     $        5,983
Revenues                   5,742               2,246        10,300               3,200         9,610              2,935
Net income (loss)         22,304               2,047          (934)               (895)         (666)              (483)


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

     The Partnership's 50% investment in a commercial aircraft, included in the investments in unconsolidated special-purpose entities, was off lease as of December 31, 1999 and 1998. In October 1999, this entity received a deposit for $0.2 million for the sale of the aircraft. The buyer failed to perfom under the terms of the agreement and this deposit was recorded as income.

5.   Operating Segments

     The Partnership currently operates in five primary operating segments: trailer leasing, railcar leasing, aircraft leasing, marine vessel leasing, and marine container leasing. Each equipment leasing segment engage in short-term to mid-term operating leases to a variety of customers.

     The General Partner evaluates the performance of each segment based on profit or loss from operations before allocation of general and administrative expenses, interest expense and certain other expenses. The segments are managed separately due to the utilization of different business strategies for each operation.

                            PLM EQUIPMENT GROWTH FUND
                              A LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1999

5.   Operating Segments (continued)

     The following tables present a summary of the operating segments (in thousands of dollars):

                                                     Marine      Marine
                                          Aircraft  Container    Vessel   Trailer    Railcar     All
    For the Year Ended December 31, 1999  Leasing    Leasing    Leasing   Leasing    Leasing    Other<F1>1   Total
    ------------------------------------  -------    -------    -------   -------    -------    ----------   -----

    Revenues
      Lease revenue                        $    --   $    141   $     --  $    468   $  5,730  $     --   $  6,339
      Interest income and other                 --          5         --        --        157       159        321
      Gain (loss) on disposition of             12         (9)        --       101         52        --        156
    equipment
                                          -------------------------------------------------------------------------
        Total revenues                          12        137         --       569      5,939       159      6,816
    Costs and expenses
      Operations support                        --          1         --       138      1,758        23      1,920
      Depreciation and amortization             --         95         --       108      1,302        --      1,505
      Management fees to affiliate              --         --         --        --         --       415        415
      General and administrative expenses        3          3          9       122        219       463        819
      Provision for (recovery of) bad           --         --         --        19       (133)       (3)      (117)
    debts
                                          -------------------------------------------------------------------------
        Total costs and expenses                 3         99          9       387      3,146       898      4,542
                                          -------------------------------------------------------------------------
    Equity in net income (loss) of USPEs     2,531         --       (484)       --         --        --      2,047
                                          -------------------------------------------------------------------------
    Net income (loss)                      $ 2,540   $     38   $   (493) $    182   $  2,793  $   (739)  $  4,321
                                          =========================================================================

    As of December 31, 1999
    Total assets                           $   457   $    445   $  1,398  $    505   $  2,937  $  1,475   $  7,217
                                          =========================================================================


                                                     Marine      Marine
                                          Aircraft  Container    Vessel   Trailer    Railcar    All
    For the Year Ended December 31, 1998  Leasing    Leasing    Leasing   Leasing    Leasing   Other<F1>1   Total
    ------------------------------------  -------    -------    -------   -------    -------   ----         -----


    Revenues
      Lease revenue                        $    --   $    234   $     --  $  1,203   $  5,956  $     --   $  7,393
      Interest income and other                 --         --         --        --         62       178        240
      Gain (loss) on disposition of            (57)        (1)        --       630        161        --        733
    equipment
                                          -------------------------------------------------------------------------
        Total revenues (losses)                (57)       233         --     1,833      6,179       178      8,366
    Costs and expenses
      Operations support                        --          4        (45)      337      1,892        20      2,208
      Depreciation and amortization             --        166         --       317      1,337        --      1,820
      Interest expense                          --         --         --        --         --     1,110      1,110
      General and administrative expenses       17          4          5       289        206        --        521
      Provision for bad debts                   --         --         --        20        (15)       --          5
                                          -------------------------------------------------------------------------
        Total costs and expenses                17        174        (40)      963      3,420     1,130      5,664
                                          -------------------------------------------------------------------------
    Equity in net income (loss) of USPEs     (1,323)       --        428        --         --        --       (895)
                                          -------------------------------------------------------------------------
    Net income (loss)                      $ (1,397) $     59   $    468  $    870   $  2,759  $   (952)  $  1,807
                                          =========================================================================

    As of December 31, 1998
    Total assets                           $ 2,564   $    574   $  1,585  $    561   $  4,116  $  3,620   $ 13,020
                                          =========================================================================

<F1>
-------------------

1 Includes interest income and costs not identifiable to a particular segment such as interest expense, and certain general and administrative and operations support expenses.


                            PLM EQUIPMENT GROWTH FUND
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1999

5.   Operating Segments (continued)

                                                     Marine      Marine
                                          Aircraft  Container    Vessel     Trailer    Railcar   All
    For the Year Ended December 31, 1997  Leasing    Leasing    Leasing     Leasing    Leasing   Other<F1>1   Total
    ------------------------------------  -------    -------    -------     -------    -------   ----         -----

    Revenues
      Lease revenue                        $   255   $    796   $     --  $  1,745   $  6,160  $     --   $  8,956
      Interest income and other                 --         17         --        19         94       111        241
      Gain (loss) on disposition of          1,589      1,548         --        97         31        --      3,265
    equipment
                                          -------------------------------------------------------------------------
        Total revenues                       1,844      2,361         --     1,861      6,285       111     12,462
    Costs and expenses
      Operations support                         6          5         --       523      1,663        29      2,226
      Depreciation and amortization             --        380         --       601      1,296        --      2,277
      General and administrative expenses       20          3         18       367        189     1,105      1,702
      Provision for bad debts                  (83)         1          6        12        153        --         89
                                          -------------------------------------------------------------------------
        Total costs and expenses               (57)       389         24     1,503      3,301     1,134      6,294
                                          -------------------------------------------------------------------------
    Equity in net income (loss) of USPEs      (495)        --         12        --         --        --       (483)
                                          -------------------------------------------------------------------------
    Net income (loss)                      $ 1,406   $  1,972   $    (12) $    358   $  2,984  $ (1,023)  $  5,685
                                          =========================================================================

    As of December 31, 1997
    Total assets                           $ 4,736   $  1,190   $  1,246  $  1,516   $  5,428  $  5,890   $ 20,006
                                          =========================================================================

<F1>
-------------------------
1 Includes interest income and costs not identifiable to a particular segment such as general and administrative, interest expense, and certain operations support expenses. Also includes income from an investment in an entity owning a mobile offshore drilling unit.


6.    Geographic Information

      The Partnership owns certain equipment that is leased and operated internationally. A limited number of the Partnership's transactions are denominated in a foreign currency. Gains or losses resulting from foreign currency transactions are included in the results of operations and are not material.

      The Partnership leases or leased its aircraft, railcars, mobile offshore drilling unit, and trailers to lessees domiciled in five geographic regions: Canada, the United States, South America, Europe, and Asia. Marine equipment is leased to multiple lessees in different regions who operate the marine equipment worldwide.

      The following table sets forth lease revenue information by region for the years ended December 31, as follows (in thousands of dollars):

                                      Owned Equipment                             Investments in USPEs
                          -----------------------------------------      ---------------------------------------
    Region                   1999            1998           1997           1999           1998           1997
    ---------------------------------------------------------------      ---------------------------------------

      United States       $   1,369           2,173      $   7,283       $     --      $      --      $      --
      South America              --              --             --            197            616             --
      Canada                  4,829           4,986            877             --             --             --
      Europe                     --              --             --             --             --            590
      Rest of the world         141             234            796          2,049          2,584          2,345
                          ======================================================================================
       Lease Revenues     $   6,339           7,393      $   8,956       $  2,246      $   3,200      $   2,935
                          ======================================================================================

                            PLM EQUIPMENT GROWTH FUND
                              A LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1999

6.    Geographic Location (continued)

      The following table sets forth income (loss) information by region for the years ended December 31 (in thousands of dollars):

                                        Owned Equipment                           Investments in USPEs
                           ---------------------------------------------------------------------------------------
     Region                   1999           1998           1997           1999           1998           1997
     -------------------------------------------------------------------------------------------------------------

       United States       $    (184)     $    145       $   1,468      $      --             --      $      --
       South America              --            --              --           2980            158             25
       Canada                  3,168         3,409           3,774             --             --             --
       Asia                       --            --              --           (449)        (1,481 )         (520)
       Rest of the world          38           100           1,949           (484)           428             12
                           ---------------------------------------------------------------------------------------
     Regional
         Income (loss)         3,022         3,654           7,191          2,047           (895)          (483)
       Administrative
         and other              (748)         (952)         (1,023)            --             --             --
                           ---------------------------------------------------------------------------------------
     Net income (loss)     $   2,274      $  2,702       $   6,168      $   2,047           (895)     $    (483)
                           =======================================================================================

      The net book value of these assets at December 31, are as follows (in thousands of dollars):

                                           Owned Equipment                            Investments in USPEs
                              ------------------------------------------    ------------------------------------------
       Region                    1999           1998           1997            1999           1998           1997
       ---------------------------------------------------------------------------------------------------------------

         United States     $     933      $  1,233      $   2,234       $      --      $      --      $      --
         South America            --            --             --              --          2,064          3,495
         Canada                2,294         3,445          4,710              --             --             --
         Asia                     --            --             --             357            498          1,241
         Europe                   --            --             --              --             --             --
         Rest of the world       386           573          1,190           1,398          1,587          1,247
                          -------------------------------------------------------------------------------------------
       Net book value      $   3,613      $  5,251      $   8,134       $   1,755      $   4,149      $   5,983
                          ===========================================================================================


7.    Concentrations of Credit Risk

      The Partnership did not have any customer that accounted for 10% or more of the total revenue for the year ended December 31, 1999. The Partnership's only customer that accounted for 10% or more of the total consolidated revenues for the owned equipment and partially owned equipment during 1998 and 1997 was Texaco (14% in 1998 and 20% in 1997).

      As of December 31, 1999 and 1998, the General Partner believes the Partnership had no other significant concentrations of credit risk that could have a material adverse effect on the Partnership.

8.       Income Taxes
      The Partnership is not subject to income taxes, as any income or loss is included in the tax returns of the individual partners. Accordingly, no provision for income taxes has been made in the financial statements of the Partnership.

                            PLM EQUIPMENT GROWTH FUND
                              A LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1999

8.    Income Taxes (continued)

      As of December 31, 1999, the financial statement carrying values of certain assets and liabilities were approximately $16 million lower than the federal income tax bases of such assets and liabilities, primarily due to differences in depreciation methods and equipment reserves and the tax treatment of underwriting commissions and syndication costs.

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

11.   Liquidation and Special Distributions

      On January 1, 1998, the General Partner began the liquidation phase of the Partnership with the intent to commence an orderly liquidation of the Partnership assets. The General Partner is actively marketing the remaining equipment portfolio with the intent of maximizing sale proceeds. As sale proceeds are received the General Partner intends to periodically declare special distributions to distribute the sale proceeds to the partners. During the liquidation phase of the Partnership the equipment will continue to be leased under operating leases until sold. Operating cash flows, to the extent they exceed Partnership expenses, will continue to be distributed on a quarterly basis to partners. The amounts reflected for assets and liabilities of the Partnership have not been adjusted to reflect liquidation values. The equipment portfolio continues to be carried at the lower of depreciated cost or fair value less cost to dispose. Although the General Partner estimates that there will be distributions after liquidation of assets and liabilities, the amounts cannot be accurately determined prior to actual liquidation of the equipment. Any excess proceeds over expected Partnership obligations will be distributed to the Partners throughout the liquidation period. Upon final liquidation, the Partnership will be dissolved.

      In 1999 and 1998, the General Partner paid special distributions of $1.03 and $0.60 per weighted-average depositary unit. The Partnership is not permitted to reinvest proceeds from sales or liquidations of equipment. These proceeds, in excess of operational cash requirements, are periodically paid out to limited partners in the form of special distributions. The sales and liquidations occur because of certain damaged equipment, the determination by the General Partner that it is the appropriate time to maximize the return on an asset through sale of that asset, and, in some leases, the ability of the lessee to exercise purchase options.

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