Form 10-Q
period 2000-03-31
PLM EQUIPMENT GROWTH FUND
filed 2000-05-05
CIK 788813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTER ENDED MARCH 31, 2000

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
                                 BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)


                                                                                March 31,          December 31,
                                                                                   2000                1999
                                                                             -------------------------------------
Assets

Equipment held for operating lease, at cost                                   $     24,074        $     24,580
Less accumulated depreciation                                                      (20,924)            (20,967)
                                                                             -------------------------------------
  Net equipment                                                                      3,150               3,613

Cash and cash equivalents                                                            2,982               1,446
Accounts receivable, less allowance for doubtful accounts
    of $83 in 2000 and $36 in 1999                                                     383                 365
Investments in unconsolidated special-purpose entities                               1,343               1,755
Prepaid expenses and other assets                                                       29                  38
                                                                             -------------------------------------

    Total assets                                                              $      7,887        $      7,217
                                                                             =====================================

Liabilities and partners' capital

Liabilities:
Accounts payable and accrued expenses                                         $        205        $        337
Due to affiliates                                                                       38                  63
Lessee deposits                                                                         25                  63
                                                                             -------------------------------------
  Total liabilities                                                                    268                 463
                                                                             -------------------------------------

Partners' capital:
Limited partners (5,785,350 depositary units
      as of March 31, 2000 and December 31, 1999)                                    7,619               6,754
General Partner                                                                         --                  --
                                                                             -------------------------------------
  Total partners' capital                                                            7,619               6,754
                                                                             -------------------------------------

      Total liabilities and partners' capital                                 $      7,887        $      7,217
                                                                             =====================================




















                 See accompanying notes to financial statements.

                            PLM EQUIPMENT GROWTH FUND
                             (A LIMITED PARTNERSHIP)
                              STATEMENTS OF INCOME
         (in thousands of dollars, except weighted-average unit amounts)


                                                                                                    For the Three Months
                                                                                                       Ended March 31,
          REVENUES                                                                                   2000           1999

          Lease revenue                                                                            $ 1,637       $ 1,672
          Interest and other income                                                                     19            49
          Net gain on disposition of equipment                                                          19            89
                                                                                                   ------------------------
            Total revenues                                                                           1,675         1,810
                                                                                                   ------------------------

          EXPENSES

          Depreciation                                                                                 363           386
          Repairs and maintenance                                                                      380           469
          Insurance expense                                                                              9             9
          Management fees to affiliate                                                                  87           114
          General and administrative expenses to affiliates                                             68            77
          Other general and administrative expenses                                                    168           133
          Provision for (recovery of ) bad debts                                                        48          (103)
                                                                                                   ------------------------
            Total expenses                                                                           1,123         1,085
                                                                                                   ------------------------

          Equity in net income of unconsolidated
              special-purpose entities                                                               1,286            42
                                                                                                   ------------------------

              Net income                                                                           $ 1,838       $   767
                                                                                                   ========================

          PARTNERS' SHARE OF NET INCOME

          Limited partners                                                                         $ 1,828       $   757
          General Partner                                                                               10            10
                                                                                                   ------------------------

              Total                                                                                $ 1,838       $   767
                                                                                                   ========================
          Net income per weighted-average depositary unit                                          $  0.32       $  0.13
                                                                                                   ========================
          Cash distribution                                                                        $   973       $ 1,031
                                                                                                   ========================
          Cash distribution per weighted-average depositary unit:                                  $  0.17       $  0.18
                                                                                                   ========================








                 See accompanying notes to financial statements.


                            PLM EQUIPMENT GROWTH FUND
                             (A LIMITED PARTNERSHIP)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
             FOR THE PERIOD FROM DECEMBER 31, 1998 TO MARCH 31, 2000
                            (in thousands of dollars)



                                                                  Limited              General
                                                                 Partners              Partner               Total
                                                               --------------------------------------------------------


    Partners' capital as of December 31, 1998                   $  12,327            $       --             $  12,327

  Net income                                                        4,222                    99                 4,321

  Cash distribution                                                (3,811)                  (39)               (3,850)

  Special distribution                                             (5,984)                  (60)               (6,044)
                                                               --------------------------------------------------------
  Partners' capital as of December 31, 1999                         6,754                    --                 6,754

  Net income                                                        1,828                    10                 1,838

  Cash distribution                                                 (963)                   (10)                 (973)
                                                              ---------------------------------------------------------

  Partners' capital as of March 31, 2000                        $   7,619            $       --             $   7,619
                                                              =========================================================





























                 See accompanying notes to financial statements.

                            PLM EQUIPMENT GROWTH FUND
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)



                                                                                 For the Three Months
                                                                                    Ended March 31,
                                                                               2000                 1999
                                                                           ----------------------------------

    Operating activities

    Net income                                                             $    1,838           $      767
    Adjustments to reconcile net income to net cash provided
        by (used in) operating activities:
      Depreciation                                                                363                  386
      Net gain on disposition of equipment                                        (19)                 (89)
      Equity in net income from unconsolidated
        special-purpose entities                                               (1,286)                 (42)
      Changes in operating assets and liabilities:
        Accounts receivable, net                                                  (18)                 (31)
        Prepaid expenses and other assets                                           9                    9
        Accounts payable and accrued expenses                                    (132)                   8
        Due to affiliates                                                         (25)                  52
        Lessee deposits                                                           (38)                  54
                                                                           ----------------------------------
          Net cash provided by operating activities                               692                1,114
                                                                           ----------------------------------

    INVESTING ACTIVITIES

    Payments for capital improvements                                              --                  (11)
    Liquidation distributions from unconsolidated
        special-purpose entities                                                1,824                   --
    Proceeds from disposition of equipment                                        119                  148
    Distributions from (additional investments in) unconsolidated
         special-purpose entities                                                (126)                  18
                                                                           ----------------------------------
          Net cash provided by investing activities                             1,817                  155
                                                                           ----------------------------------

    FINANCING ACTIVITIES

    Cash distribution paid to limited partners                                   (963)              (1,021)
    Cash distribution paid to General Partner                                     (10)                 (10)
                                                                           ----------------------------------
          Net cash used in financing activities                                  (973)              (1,031)
                                                                           ----------------------------------

    Net increase in cash and cash equivalents                                   1,536                  238
    Cash and cash equivalents at beginning of period                            1,446                3,289
                                                                           ----------------------------------
    Cash and cash equivalents at end of period                             $    2,982           $    3,527
                                                                           ==================================










                 See accompanying notes to financial statements.

                            PLM EQUIPMENT GROWTH FUND
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

1.  OPINION OF MANAGEMENT

In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth Fund (the Partnership) as of March 31, 2000 and 1999, the statements of income for the three months ended March 31, 2000 and 1999, the statements of changes in Partners' capital from December 31, 1998 to March 31, 2000, and the statements of cash flows for the three months ended March 31, 2000 and 1999. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999, on file at the Securities and Exchange Commission.

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

3.  CASH DISTRIBUTIONS

Cash distributions are recorded when paid and may include amounts in excess of net income that are considered to represent a return on capital. Operating cash distributions were $1.0 million for the three months ended March 31, 2000 and 1999. Cash distributions to the limited partners in excess of net income are considered to represent a return of capital. During the three months ended March 31, 2000 and 1999, cash distributions to unitholders of $0 and $0.3 million, respectively, were deemed to be a return of capital

Operating cash distributions related to the results from the first quarter of 2000 of $1.0 million are to be paid during the second quarter of 2000. In addition, the Partnership will make a special distribution of $1.4 million during the second quarter of 2000.


4.  TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES

The balance due to affiliates as of March 31, 2000, includes $38,000 due to FSI and its affiliate for management fees. The balance due to affiliates as of December 31, 1999 includes $0.1 million due to FSI and its affiliate for management fees.

The Partnership's proportional share of USPE-affiliated management fees of $17,000 and $0 were payable as of March 31, 2000 and 1999, respectively.

                            PLM EQUIPMENT GROWTH FUND
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

4.  TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES (CONTINUED)

The Partnership's proportional share of the affiliated expenses incurred by the USPEs during 2000 and 1999 is listed in the following table (in thousands of dollars):


                                                                                   For the Three Months
                                                                                       Ended March 31,
                                                                                     2000           1999
                                                                                  ---------------------------

  Management fees                                                                 $      21    $         5
  Data processing and administrative
      expenses                                                                            7             12
  Insurance expense                                                                      --              5



Transportation Equipment Indemnity Company, Ltd. (TEI), an affiliate of the General Partner, will no longer provide certain marine insurance coverage as had been provided in prior years. These services will be provided by an unaffiliated third party. TEI was liquidated in the first quarter of 2000.

5.  EQUIPMENT

The components of owned equipment were as follows (in thousands of dollars):


                                                                                   March 31,        December 31,
                                                                                      2000              1999
                                                                                -----------------------------------
Rail equipment                                                                    $   21,367        $   21,392
Trailers                                                                               1,520             1,617
Marine containers                                                                      1,187             1,571
                                                                                -----------------------------------
                                                                                      24,074            24,580
Less accumulated depreciation                                                        (20,924)          (20,967)
                                                                                  ==================================
  Net equipment                                                                   $    3,150        $    3,613
                                                                                  ==================================


As of March 31, 2000, all equipment in the Partnership's owned equipment portfolio was on lease or operating in PLM-affiliated short-term trailer rental facilities, except for 14 marine containers and 7 railcars with an aggregate net book value of $31,000. As of December 31, 1999, all equipment in the Partnership's owned equipment portfolio was on lease or operating in PLM-affiliated short-term trailer rental facilities, except for 11 railcars with an aggregate net book value of $43,000.

Capital improvements to the Partnership's equipment of $0 and $11,000 were made during the three months ended March 31, 2000, and March 31, 1999, respectively.

During the three months ended March 31, 2000, the Partnership sold or disposed of marine containers, railcars, and trailers, with an aggregate net book value of $0.1 million, for proceeds of $0.1 million.

During the three months ended March 31, 1999, the Partnership sold or disposed of marine containers, trailers, and railcars with an aggregate net book value of $0.1 million, for proceeds of $0.1 million.

                            PLM EQUIPMENT GROWTH FUND
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

6.   INVESTMENTS IN UNCONSOLIDATED SPECIAL-PURPOSE ENTITIES

     The net investments in unconsolidated special-purpose entities included the following jointly-owned equipment (and related assets and liabilities) (in thousands of dollars):


                                                                           March 31,          December 31,
                                                                             2000                 1999
                                                                     -----------------------------------------
   50% interest in an entity owning a product tanker                 $           1,349   $             1,397
   50% interest in an entity that owned a Boeing 737-200A                            7                   371
   18% interest in an entity that owned a Boeing 727-200                             2                     2
   12% interest in an entity that owned a Boeing 767-200 ER                        (15)                  (15)
                                                                     =========================================
       Net investments                                               $           1,343   $             1,755
                                                                     =========================================


     During  the  first   quarter  of  2000,   the  General   Partner  sold  the
     Partnership's 50% interest in a Boeing 737-200A for proceeds of $1.8 million that resulted in a gain on disposition of $1.5 million.

7.   OPERATING SEGMENTS

     The Partnership operates primarily in three different segments, railcar leasing, trailer leasing, and marine container leasing. Each equipment leasing segment engages in short-term and mid-term operating leases to a variety of customers. The following tables present a summary of the operating segments (in thousands of dollars):

                                                                  Marine
                                        Railcar     Trailer     Container         All
    For the quarter ended March 31,     Leasing     Leasing      Leasing        Other<F1>1    Total
    2000

    REVENUES
      Lease revenue                   $    1,507  $       81     $    49     $      --   $    1,637
      Interest income and other               --          --          --            19           19
      Net gain (loss) on disposition
        of equipment                          18          14         (13)    $      --           19
                                      --------------------------------------------------------------
                                           1,525          95          36            19        1,675

    COST AND EXPENSES
      Operations support                     354          25          --            10          389
      Depreciation                           323          21          19            --          363
      General and administrative              31          25                       180          236
     expenses
      Management fees                         --          --          --            87           87
      Provision for bad debts                 39           9          --            --           48
                                      ---------------------------------------------------------------
        Total costs and expenses             747          80          19           277        1,123
    Equity in net income of USPEs             --          --          --         1,286        1,286
                                      --------------------------------------------------------------
    Net income                        $      778  $       15     $    17     $   1,028   $    1,838
                                      ==============================================================


    Total assets as of March 31, 2000 $    2,598  $      471     $   461     $   4,357   $    7,887
                                      ==============================================================

-----------------------
<F1> 1    Includes revenues and costs not identifiable to a particular segment such as interest expense, interest income and other, and certain operations support and general and administrative expenses. Also includes income from and assets related to an investment in an entity owning a marine vessel and an interest in an entity owning an aircraft.

                            PLM EQUIPMENT GROWTH FUND
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

7.  OPERATING SEGMENTS (CONTINUED)

                                                                  Marine
                                        Railcar     Trailer      Container       All
    For the quarter ended March 31,     Leasing     Leasing      Leasing       Other<F1>1    Total
    1999

    REVENUES
      Lease revenue                   $    1,490  $      134     $      48     $      --   $   1,672
      Interest income and other               --          --            --            49          49
      Net gain on disposition
        of equipment                          29          59             1            --          89
                                      ---------------------------------------------------------------

        Total revenues                     1,519         193            49            49       1,810

    COST AND EXPENSES
      Operations support                     441          31            --             6         478
      Depreciation                           325          35            26            --         386
     General and administrative               45          35             1           129         210
     expenses
      Management fees                         --          --            --           114         114
      Provision for (recovery of)           (100)          1            --            (4)       (103)
    bad debts
                                      -----------------------------------------------------------------
        Total costs and expenses             711         102            27           245       1,085
    Equity in net income of USPEs             --          --            --            42          42
                                      -----------------------------------------------------------------
    Net income (loss)                 $      808  $       91     $      22     $    (154 ) $     767
                                      =================================================================

    Total assets as of March 31, 1999 $    3,767  $      502     $   2,341     $   6,260   $  12,870
                                      =================================================================

-----------------------
<F1> 1    Includes revenues and costs not identifiable to a particular segment such as interest expense, interest income and other, and certain operations support and general and administrative expenses. Also includes income from and assets related to an investment in an entity owning a marine vessel and an interest in an entity owning an aircraft.


8.  NET INCOME PER WEIGHTED-AVERAGE PARTNERSHIP UNIT

    Net income per weighted-average Partnership unit was computed by dividing net income attributable to limited partners by the weighted-average number of Partnership units deemed outstanding during the period. The weighted-average number of Partnership units deemed outstanding during the three months ended March 31, 2000 and 1999 was 5,785,350.

9.  CONTINGENCIES

    The Partnership, together with affiliates, has initiated litigation in various official forums in India against a defaulting Indian airline lessee to repossess Partnership property and to recover damages for failure to pay rent and failure to maintain such property in accordance with relevant lease contracts. The Partnership has repossessed all of its property previously leased to such airline, and the airline has ceased operations. In response to the Partnership's collection efforts, the airline filed counterclaims against the Partnership in excess of the Partnership's claims against the airline. The General Partner believes that the airline's counterclaims are completely without merit, and the General Partner will vigorously defend against such counterclaims. The General Partner believes the likelihood of an unfavorable outcome from the counterclaims is remote.

                            PLM EQUIPMENT GROWTH FUND
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

10.  LIQUIDATION AND SPECIAL DISTRIBUTIONS

     On January 1, 1998, the General Partner began the liquidation phase of the Partnership with the intent to commence an orderly liquidation of the Partnership assets. The General Partner is actively marketing the remaining equipment portfolio with the intent of maximizing lease revenues and sale proceeds. As sale proceeds are received the General Partner intends to periodically declare special distributions to distribute the sale proceeds to the partners. During the liquidation phase of the Partnership the equipment will continue to be leased under operating leases until sold. Operating cash flows, to the extent they exceed Partnership expenses, will continue to be distributed on a quarterly basis to partners. The amounts reflected for assets and liabilities of the Partnership have not been adjusted to reflect liquidation values. The equipment portfolio continues to be carried at the lower of depreciated cost or fair value less cost to dispose. Although the General Partner estimates that there will be distributions after liquidation of assets and liabilities, the amounts cannot be accurately determined prior to actual liquidation of the equipment. Any excess proceeds over expected Partnership obligations will be distributed to the Partners throughout the liquidation period. Upon final liquidation, the Partnership will be dissolved.

     No special distributions were paid in the first quarter of 2000 and 1999. The Partnership is not permitted to reinvest proceeds from sales or liquidations of equipment. These proceeds, in excess of operational cash requirements, are periodically paid out to limited partners in the form of special distributions. The sales and liquidations occur because of certain damaged equipment, the determination by the General Partner that it is the appropriate time to maximize the return on an asset through sale of that asset, and, in some leases, the ability of the lessee to exercise purchase options.

11.  SUBSEQUENT EVENT

     On April 20, 2000, the General Partner for the Partnership announced that effective immediately, it will not recognize any further transfers involving trading of units in this partnership for the remainder of the 2000 calendar year. PLM Equipment Growth Fund is listed on the OTC Bulletin Board under the symbol GFXPZ.

     In making the announcement, the General Partner cited the Partnership's need to continue to comply with Internal Revenue Service (IRS) Notice 88-75 and IRS Code Section 7704, which contain safe harbor provisions regarding the maximum number of partnership units that can be traded during a calendar year in order for a partnership not to be deemed a publicly traded partnership for income tax purposes. Transfers for the remainder of the year may only be processed, pursuant to IRS Code Section 7704, through a qualified matching service. The General Partner will also continue to recognize transfers specifically excluded from the safe harbor limitations, referred to in the regulations as "transfers not involving trading," which includes transfers at death, transfers between family members, and transfers involving distributions from a qualified retirement plan












                      (this space left blank intentionally)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


(I)  RESULTS OF OPERATIONS

COMPARISON OF PLM EQUIPMENT GROWTH FUND'S (THE PARTNERSHIP'S) OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

(A)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, and asset-specific insurance expenses) on owned equipment decreased during the quarter ended March 31, 2000, when compared to the same period of 1999. Gains or losses from the sale of equipment interest, and other income, and certain expenses such as depreciation and general and administrative expenses relating to the operating segments (see Note 7 to the unaudited financial statements), are not included in the owned equipment operation discussion because these expenses are indirect in nature, not a result of operations but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by owned equipment type (in thousands of dollars):

                                      For the Three Months
                                         Ended March 31,
                                      2000             1999
                                    ----------------------------
  Railcars                          $  1,152         $  1,049
  Trailers                                56              103
  Marine containers                       48               48

Railcars: Railcar lease revenues and direct expenses were $1.5 million and $0.4 million, respectively, for the quarter ended March 31, 2000, compared to $1.5 million and $0.4 million, respectively, for the same period of 1999. Direct revenues during the first quarter of 2000 remained approximately the same as the same period in 1999 due to the low number of off-lease railcars in both periods, direct expenses decreased by $0.1 million due to repairs required in the first quarter 1999 which were not necessary in the first quarter of 2000.

Trailers: Trailer lease revenues and direct expenses were $0.1 million and $25,000 respectively, for the quarter ended March 31, 2000, compared to $0.1 million and $31,000, respectively, for the same period of 1999. The number of trailers owned by the Partnership has been declining over the past twelve months due to sales and dispositions. The result of this declining fleet has been a decrease in trailer contribution.

(B)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $0.7 million for the quarter ended March 31, 2000, increased from $0.6 million for the same period of 1999. The increase is due primarily to the recovery of a previously recorded bad debt in 1999. A similar recovery did not occur in the first quarter of 2000.

(C)  Net Gain on Disposition of Owned Equipment

The net gain on disposition of owned equipment for the first quarter of 2000 totaled $19,000, and resulted from the sale of marine containers, railcars, and trailers, with an aggregate net book value of $0.1 million, for aggregate proceeds of $0.1 million. For the first quarter of 1999, the net gain on sales totaled $0.1 million, and resulted from the sale of marine containers, trailers, and railcars with an aggregate net book value of $0.1 million, for aggregate proceeds of $0.1 million.

(D)  Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities
     (USPEs)

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):

                                             For the Three Months
                                               Ended March 31,
                                            2000             1999
                                         ----------------------------
  Aircraft                               $  1,368       $     (70)
  Marine vessel                               (82)            112
                                         ============================
      Equity in net income (loss)        $  1,286       $      42
                                         ============================


Aircraft: As of March 31, 1999, the Partnership owned a 50% interest in an entity which owned a commercial aircraft that was off lease during the first quarter of 1999. During the first quarter of 2000, the gain from the sale of the Partnership's interest in this USPE of $1.5 million, which was sold in the first quarter of 2000, was offset by depreciation expense, direct expenses, and administrative expenses of $0.1 million. During the same period of 1999, depreciation expense, direct expenses, and administrative expenses was $0.2 million.

Marine vessel: As of March 31, 2000 and 1999, the Partnership had an interest in an entity that owns a marine vessel. The Partnership's share of marine vessel revenues and expenses was $0.8 million and $0.9 million, respectively, for the quarters ended March 31, 2000, compared to $0.7 million and $0.6 million for the same period in 1999. Marine vessel revenue increased $0.1 million in the first quarter of 2000 due to higher charter rates when compared to the same period of 1999. Vessel expenses increased in the first quarter of 2000 due to higher voyage costs when compared to the same period in 1999.

(E)  Net Income

As a result of the foregoing, the Partnership's net income of $1.8 million for the first quarter of 2000 increased from net income of $0.8 million during the same period of 1999. The Partnership's ability to operate and liquidate assets, secure leases and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the first quarter of 2000 is not necessarily indicative of future periods. In the first quarter of 2000, the Partnership distributed $1.0 million to the limited partners, or $0.17 per weighted-average depositary unit.

(II) FINANCIAL CONDITION -- CAPITAL RESOURCES, LIQUIDITY, AND DISTRIBUTIONS


For the quarter ended March 31, 2000, the Partnership generated $0.6 million in operating cash (net cash provided by operating activities less investments in a USPE to fund its operations) to meet its operating obligations, but used undistributed available cash from prior periods, proceeds from equipment sales, and liquidating distributions from the USPE's of approximately $0.4 to maintain the level of distributions (total of $1.0 million in the first quarter of 2000) to the partners.

During the three months ended March 31, 2000, the General Partner sold equipment on behalf of the Partnership and realized proceeds of approximately $0.1 million. The Partnership also received liquidating proceeds of $1.8 million from the sale of its interest in an entity owning an aircraft.

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

The amounts reflected for assets and liabilities of the Partnership have not been adjusted to reflect liquidation values. The equipment portfolio that is actively being marketed for sale by the General Partner continues to be carried at the lower of depreciated cost or fair value less cost of disposal. Although the General Partner estimates that there will be distributions to the partners after final disposal of assets and settlement of liabilities, the amounts cannot be accurately determined prior to actual disposal of the equipment.

On April 20, 2000, the General Partner for the Partnership announced that effective immediately, it will not recognize any further transfers involving trading of units in this partnership for the remainder of the 2000 calendar year. PLM Equipment Growth Fund (hereafter referred to as "the Partnership") is listed on the OTC Bulletin Board under the symbol GFXPZ.

In making the announcement, the General Partner cited the Partnership's need to continue to comply with Internal Revenue Service (IRS) Notice 88-75 and IRS Code
Section 7704, which contain safe harbor provisions regarding the maximum number of partnership units that can be traded during a calendar year in order for a partnership not to be deemed a publicly traded partnership for income tax purposes. Transfers for the remainder of the year may only be processed, pursuant to IRS Code Section 7704, through a qualified matching service. The General Partner will also continue to recognize transfers specifically excluded from the safe harbor limitations, referred to in the regulations as "transfers not involving trading," which includes transfers at death, transfers between family members, and transfers involving distributions from a qualified retirement plan

(III) EFFECTS OF YEAR 2000

To date, the Partnership has not experienced any material Year 2000 (Y2K) issues with either its internally developed software or purchased software. In addition, to date the Partnership has not been impacted by any Y2K problems that may have impacted our customers and suppliers. The General Partner continues to monitor its systems for any potential Y2K issues.

(IV)  OUTLOOK FOR THE FUTURE

Since the Partnership is in its active liquidation phase, the General Partner is seeking to selectively re-lease or sell assets as the existing leases expire. Sale decisions will cause the operating performance of the Partnership to decline over the remainder of its life.

Several factors may affect the Partnership's operating performance in the remainder of 2000 and beyond, including changes in the markets for the Partnership's equipment and changes in the regulatory environment in which that equipment operates.

Liquidation of the Partnership's equipment represents a reduction in the size of the equipment portfolio and may result in a reduction of contribution to the Partnership. Other factors affecting the Partnership's contribution in 2000 and beyond include:

The cost of new marine containers has been at historic lows for the past several years which has caused downward pressure on per diem lease rates. Recently, the cost of marine containers have started to increase which, if this trend continues, should translate into rising per diem lease rates

Railcar loading in North America have continued to be high, however a softening in the market is expected during 2000, which may lead to lower utilization and lower contribution to the Partnership as existing leases expire and renewal leases are negotiated.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's primary market risk exposure is that of currency devaluation risk. During the first quarter of 2000, 81% of the Partnership's total lease revenues from wholly- and partially-owned equipment came from non-United States domiciled lessees. Most of the leases require payment in the United States (U.S.) currency. If these lessees currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated lease payments.





































                      (this space left blank intentionally)

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



                                     PLM EQUIPMENT GROWTH FUND

                                     By:  PLM Financial Services, Inc.
                                          General Partner



Date:  May 5, 2000                   By:   /s/ Richard K Brock
                                           Richard K Brock
                                           Chief Financial Officer

                                                       -