Form 10-Q
period 2000-06-30
PLM EQUIPMENT GROWTH FUND
filed 2000-08-07
CIK 788813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ___________________
                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarter ended June 30, 2000

                                       or

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
                                 BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)


                                                                                 June 30,          December 31,
                                                                                   2000                1999
                                                                             -------------------------------------
ASSETS

Equipment held for operating lease, at cost                                   $     23,820        $     24,580
Less accumulated depreciation                                                      (21,067)            (20,967)
                                                                             -------------------------------------
  Net equipment                                                                      2,753               3,613

Cash and cash equivalents                                                            1,474               1,446
Accounts receivable, less allowance for doubtful accounts
    of $83 in 2000 and $36 in 1999                                                     338                 365
Investments in unconsolidated special-purpose entities                               1,562               1,755
Prepaid expenses and other assets                                                       15                  38
                                                                             -------------------------------------

    Total assets                                                              $      6,142        $      7,217
                                                                             =====================================

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable and accrued expenses                                         $         77        $        337
Due to affiliates                                                                       36                  63
Lessee deposits                                                                         22                  63
                                                                             -------------------------------------
  Total liabilities                                                                    135                 463
                                                                             -------------------------------------

Partners' capital:
Limited partners (5,785,350 depositary units
      as of June 30, 2000 and December 31, 1999)                                     6,007               6,754
General Partner                                                                         --                  --
                                                                             -------------------------------------
  Total partners' capital                                                            6,007               6,754
                                                                             -------------------------------------

      Total liabilities and partners' capital                                 $      6,142        $      7,217
                                                                             =====================================





                 See accompanying notes to financial statements.




                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)
                              STATEMENTS OF INCOME
         (in thousands of dollars, except weighted-average unit amounts)


                                                                         For the Three Months                 For the Six Months
                                                                            Ended June 30,                      Ended June 30,
                                                                         2000          1999                2000           1999
                                                                      -------------------------------------------------------------

          REVENUES

          Lease revenue                                               $ 1,491      $ 1,566              $ 3,128        $ 3,238
          Interest and other income                                        29           47                   48             96
          Net (loss) gain on disposition of equipment                     (11)          51                    8            140
                                                                      -----------------------------------------------------------
            Total revenues                                              1,509        1,664                3,184          3,474
                                                                      -----------------------------------------------------------

          EXPENSES

          Depreciation                                                    358          374                  721            760
          Repairs and maintenance                                         462          596                  842          1,065
          Insurance expense                                                14            8                   23             17
          Management fees to affiliate                                     78           86                  165            200
          General and administrative expenses to affiliates                60           67                  128            144
          Other general and administrative expenses                        86          119                  254            252
          (Recovery of) provision for bad debt expense                     --          (18)                  48           (121)
                                                                      -----------------------------------------------------------
            Total expenses                                              1,058        1,232                2,181          2,317
                                                                      -----------------------------------------------------------

          Equity in net income of unconsolidated
              special-purpose entities                                    371        2,654                1,657          2,696
                                                                      -----------------------------------------------------------

              Net income                                              $   822      $ 3,086            $   2,660        $ 3,853
                                                                      ===========================================================

          PARTNERS' SHARE OF NET INCOME

          Limited partners                                            $   798      $ 3,058            $   2,626        $ 3,815
          General Partner                                                  24           28                   34             38
                                                                      -----------------------------------------------------------

              Total                                                   $   822      $ 3,086            $   2,660        $ 3,853
                                                                      ===========================================================


          Limted partners net income per weighted-average
              depositary unit                                         $  0.14      $  0.53            $    0.45        $  0.66
                                                                      ===========================================================

          Cash distribution                                           $   974      $ 1,032            $   1,947        $ 2,063
          Special distribution                                          1,460        1,753                1,460          1,753
          =======================================================================================================================
          Total distributions                                         $ 2,434      $ 2,785            $   3,407        $ 3,816
          =======================================================================================================================

          Per weighted-average depositary unit:
          Cash distribution                                           $  0.17      $  0.17            $    0.34        $  0.35
          Special distribution                                           0.25         0.30                 0.25           0.30
          =======================================================================================================================
          Total distributions                                         $  0.42      $  0.47            $    0.59        $  0.65
          =======================================================================================================================




                 See accompanying notes to financial statements.



                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
             For the period from December 31, 1998 to June 30, 2000
                            (in thousands of dollars)



                                                                  Limited              General
                                                                 Partners              Partner               Total
                                                               --------------------------------------------------------


    Partners' capital as of December 31, 1998                   $  12,327            $       --             $  12,327

  Net income                                                        4,222                    99                 4,321

  Cash distribution                                                (3,811)                  (39)               (3,850)

  Special distribution                                             (5,984)                  (60)               (6,044)
  ----------------------------------------------------------------------------------------------------------------------

  Partners' capital as of December 31, 1999                         6,754                    --                 6,754

  Net income                                                        2,626                    34                 2,660

  Cash distribution                                               (1,927)                   (20)               (1,947)

  Special distribution                                            (1,446)                   (14)               (1,460)
  ----------------------------------------------------------------------------------------------------------------------

  Partners' capital as of June 30, 2000                         $   6,007            $       --             $   6,007
  ======================================================================================================================




                 See accompanying notes to financial statements.


                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)



                                                                                  For the Six Months
                                                                                    Ended June 30,
                                                                               2000                 1999
                                                                           ----------------------------------



   OPERATING ACTIVITIES

      Net income                                                             $    2,660           $    3,853
    Adjustments to reconcile net income to net cash provided
        by (used in) operating activities:
      Depreciation                                                                721                  760
      Net gain on disposition of equipment                                         (8)                (140)
      Equity in net income of unconsolidated
        special-purpose entities                                               (1,657)              (2,696)
      Changes in operating assets and liabilities:
        Accounts receivable, net                                                   27                  (43)
        Prepaid expenses and other assets                                          23                   17
        Accounts payable and accrued expenses                                    (260)                  44
        Due to affiliates                                                         (27)                (486)
        Lessee deposits                                                           (41)                  (2)
                                                                           ----------------------------------
          Net cash provided by operating activities                             1,438                1,307
                                                                           ----------------------------------

    INVESTING ACTIVITIES

    Payments for capital improvements                                              --                  (17)
    Liquidation distributions from unconsolidated
        special-purpose entities                                                1,910                4,794
    Proceeds from disposition of equipment                                        147                  236
    Distributions from (additional investments in) unconsolidated
         special-purpose entities                                                 (60)                  37
                                                                           ----------------------------------
          Net cash provided by investing activities                             1,997                5,050
                                                                           ----------------------------------

    FINANCING ACTIVITIES

    Cash distribution paid to limited partners                                 (1,927)              (2,042)
    Cash distribution paid to General Partner                                     (20)                 (21)
    Special distribution paid to limited partners                              (1,446)              (1,736)
    Special distribution paid to General Partner                                  (14)                 (17)
                                                                           ----------------------------------
                                                                           ----------------------------------
          Net cash used in financing activities                                (3,407)              (3,816)
                                                                           ----------------------------------

    Net increase in cash and cash equivalents                                      28                2,541
    Cash and cash equivalents at beginning of period                            1,446                3,289
                                                                           ----------------------------------
    Cash and cash equivalents at end of period                             $    1,474           $    5,830
                                                                           ==================================




                 See accompanying notes to financial statements.


                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000

1.  OPINION OF MANAGEMENT

In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth Fund (the Partnership) as of June 30, 2000 and 1999, the statements of income for the three and six months ended June 30, 2000 and 1999, the statements of changes in Partners' capital from December 31, 1998 to June 30, 2000, and the statements of cash flows for the six months ended June 30, 2000 and 1999. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999, on file at the Securities and Exchange Commission.

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

3.  CASH DISTRIBUTIONS

Cash distributions are recorded when paid and may include amounts in excess of net income that are considered to represent a return on capital. For the six months ended June 30, 2000 and 1999, cash distributions totaled $1.9 and $2.1 million, respectively. For both the three months ended June 30, 2000 and 1999 cash distributions totaled $1.0 million. In addition, $1.5 and $1.8 million in special distributions were paid during the three and six months ended June 30, 2000 and 1999. During the six months ended June 30, 2000, cash and special distributions to unitholders of $0.7 million, was deemed to be a return of capital.

Operating cash distributions related to the results from the second quarter of 2000 of $1.0 million are to be paid during the third quarter of 2000.


4.  TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES

The balance due to affiliates as of June 30, 2000, includes $36,000 due to FSI and its affiliate for management fees and data processing services. The balance due to affiliates as of December 31, 1999 includes $0.1 million due to FSI and its affiliate for management fees.




                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000

4.   TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES (CONTINUED)

The Partnership's proportional share of the affiliated expenses incurred by the USPEs during 2000 and 1999 is listed in the following table (in thousands of dollars):

                                                     For the Three Months            For the Six Months
                                                        Ended June 30,                 Ended June 30,
                                                     2000           1999           2000            1999
                                                  -----------------------------------------------------------

  Management fees                                 $      25      $      41      $      46       $      46
  Data processing and administrative
      expenses                                            9             13             16              25
  Insurance expense                                      --             --             --               5


Transportation Equipment Indemnity Company, Ltd. (TEI), an affiliate of the General Partner, will no longer provide certain marine insurance coverage as had been provided in prior years. These services will be provided by an unaffiliated third party. TEI was liquidated in the first quarter of 2000.

5.  EQUIPMENT

The components of owned equipment were as follows (in thousands of dollars):

                                                   June 30,        December 31,
                                                     2000              1999
--------------------------------------------------------------------------------
Railcars                                         $   21,366        $   21,392
Trailers                                              1,427             1,617
Marine containers                                     1,027             1,571
--------------------------------------------------------------------------------
                                                     23,820            24,580
Less accumulated depreciation                       (21,067)          (20,967)
                                                 ===============================
  Net equipment                                  $    2,753        $    3,613
                                                 ===============================

As of June 30, 2000, all equipment in the Partnership's owned equipment portfolio was on lease or operating in PLM-affiliated short-term trailer rental facilities, except for five marine containers and six railcars with an aggregate net book value of $26,000. As of December 31, 1999, all equipment in the
Partnership's owned equipment portfolio was on lease or operating in PLM-affiliated short-term trailer rental facilities, except for 11 railcars with an aggregate net book value of $43,000.

Capital improvements to the Partnership's equipment of $0 and $17,000 were made during the six months ended June 30, 2000 and 1999, respectively.

During the six months ended June 30, 2000, the Partnership sold or disposed of marine containers, railcars, and trailers, with an aggregate net book value of $0.1 million, for proceeds of $0.1 million. During the six months ended June 30, 1999, the Partnership sold or disposed of marine containers, trailers, and railcars with an aggregate net book value of $0.1 million, for proceeds of $0.2 million.

On May 24, 2000, FSI, on behalf of the Partnership, entered into an asset purchase agreement to sell the refrigerated and dry trailer assets of the Partnership. Closing of the transaction is contingent on numerous conditions. If the sale is completed, the General Partner estimates the Partnership's sale proceeds to be approximately $0.8 million and will result in a gain of approximately $0.5 million. Since the sale of the trailers is contingent upon certain conditions being met, the Partnership's trailers are not classified as assets held for sale.



                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000

6.   INVESTMENTS IN UNCONSOLIDATED SPECIAL-PURPOSE ENTITIES

The net investments in unconsolidated special-purpose entities included the following jointly-owned equipment (and related assets and liabilities) (in thousands of dollars):

                                                                           June 30,           December 31,
                                                                             2000                 1999
                                                                      ----------------------------------------
   50% interest in an entity owning a product tanker                 $           1,575   $             1,397
   18% interest in an entity that owned a Boeing 727-200                             2                     2
   50% interest in an entity that owned a Boeing 737-200A                           --                   371
   12% interest in an entity that owned a Boeing 767-200 ER                        (15)                  (15)
                                                                     =========================================
       Net investments                                               $           1,562   $             1,755
                                                                     =========================================

During the first quarter of 2000, the General Partner sold the Partnership's 50% interest in a Boeing 737-200A in which the Partnership had an investment of $0.4 million for proceeds of $1.9 million.


7.   OPERATING SEGMENTS

The Partnership operates or operated primarily in five different segments, railcar leasing, trailer leasing, marine container leasing, aircraft leasing, and marine vessel leasing. Each equipment leasing segment engages in short-term and mid-term operating leases to a variety of customers. The following tables present a summary of the operating segments (in thousands of dollars):

                                                                  Marine                     Marine
                                         Railcar    Trailer     Container      Aircraft      Vessel     All
    For the quarter ended June 30,       Leasing    Leasing      Leasing       Leasing      Leasing  Other <F1> Total
    2000


      REVENUES

      Lease revenue                    $   1,369  $       99      $     23   $            $           $   --   $    1,491
      Interest income and other               --          --            --                                29           29
      Net gain (loss) on disposition
        of equipment                          --           4           (15)                                --         (11)

                                       -----------------------------------------------------------------------------------
                                           1,369         103             8                        --      29        1,509

    COST AND EXPENSES
      Operations support                     443          24            --                                 9          476
      Depreciation                           323          20            15                                --          358
      General and administrative              16          27            --            1                  102          146
     expenses
      Management fees                         --          --            --                                78           78
      (Recovery of) provision for bad        (10)         10            --                                --           --
    debts
                                       -----------------------------------------------------------------------------------
        Total costs and expenses             772          81            15            1           --     189        1,058
    Equity in net income (loss) of USPEs      --          --            --          (61)         432      --          371

                                       -----------------------------------------------------------------------------------
    Net income (loss)                  $     597  $       22      $    (7)   $      (62)  $      432  $ (160)  $      822
                                       ===================================================================================


    Total assets as of June 30, 2000   $  2,252   $      384      $    323   $    --      $    1,576  $1,607   $    6,142
                                       ===================================================================================




                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000

7.       OPERATING SEGMENTS (CONTINUED)


                                                             Marine                Marine
                                      Railcar    Trailer   Container    Aircraft   Vessel       All
    For the quarter ended June 30,    Leasing    Leasing    Leasing     Leasing   Leasing    Other<F1>     Total
    1999

    REVENUES
     Lease revenue                    $  1,407    $  120   $     39     $    -- $     --     $       --   $  1,566
      Interest income and other             --        --          5          --       --             42         47
      Net gain (loss) on disposition                                                  --
        of equipment                        23        25         (3)         --       --              6         51
                                      -------------------------------------------------------------------------------

        Total revenues                   1,430       145         41          --       --             48      1,664

    COST AND EXPENSES
      Operations support                   567        33         --          --       --              4        604
      Depreciation                         324        25         25          --       --             --        374
      General and administrative                                             --       --
        Expenses                            51        31         --          --       --            104        186
      Management fees                       --        --         --          --       --             86         86
     (Recovery of) provision for bad       (23)        5                     --       --             --        (18)
    debts
                                      --------------------------------------------------------------------------------
        Total costs and expenses           919        94         25          --       --            194      1,232
    Equity in net income (loss) of USPEs    --        --         --       2,773     (119)            --      2,654
                                      ================================================================================
    Net income (loss)                 $    511    $   51   $     16     $ 2,773     (119)    $     (146)  $  3,086
                                      ================================================================================

    Total assets as of June 30, 1999  $  3,439    $  475   $    498     $   711    1,362     $    6,128   $ 12,613
                                      ================================================================================



                                                             Marine                Marine
                                      Railcar    Trailer   Container    Aircraft   Vessel       All
    For the six months ended June     Leasing    Leasing    Leasing     Leasing   Leasing    Other<F1>      Total
    30, 2000

    REVENUES
     Lease revenue                    $  2,876    $  180   $     72     $    -- $     --     $       --    $ 3,128
      Interest income and other             --        --         --          --       --             48         48
      Net gain (loss) on disposition                                                  --
        of equipment                        18        18        (28)         --       --             --          8
                                      --------------------------------------------------------------------------------

        Total revenues                   2,894       198         44          --       --             48      3,184

    COST AND EXPENSES
      Operations support                   797        49         --          --       --             19        865
      Depreciation                         646        41         34          --       --             --        721
      General and administrative                                             --       --
        expenses                            47        52          1           4        2            276        382
      Management fees                       --        --         --          --       --            165        165
      Provision for bad debts               29        19                     --       --             --         48
                                      --------------------------------------------------------------------------------
        Total costs and expenses         1,519       161         35           4        2            460      2,181
    Equity in net income of USPEs           --        --         --       1,308      349             --      1,657
                                      --------------------------------------------------------------------------------

    Net income (loss)                 $  1,375        37   $      9     $ 1,304 $    347     $     (412)  $  2,660
                                      ================================================================================


    Total assets as of June 30, 2000  $  2,252    $  384   $    323     $    -- $  1,576     $    1,607   $  6,142
                                      ================================================================================


                                                       PLM EQUIPMENT GROWTH FUND
                                                       (A Limited Partnership)
                                                    NOTES TO FINANCIAL STATEMENTS
                                                             June 30, 2000

7.       OPERATING SEGMENTS (CONTINUED)


                                                             Marine                 Marine
                                       Railcar   Trailer    Container   Aircraft    Vessel       All
    For the six months ended June 30,  Leasing   Leasing     Leasing    Leasing    Leasing    Other<F1>         Total
    1999
    REVENUES
     Lease revenue                     $  2,897  $    253   $     88    $     -- $     --     $       --    $  3,238
      Interest income and other              --        --          5          --       --             91          96
      Net gain (loss) on disposition                                                   --
        of equipment                         52        84         (2)         --       --              6         140
                                        --------------------------------------------------------------------------------

        Total revenues                    2,949       337         91          --       --             97       3,474

    COST AND EXPENSES
      Operations support                  1,008        64          1          --       --              9       1,082
      Depreciation                          650        60         50          --       --             --         760
      General and administrative                                              --       --
        expenses                             96        65          1           1        2            231         396
      Management fees                        --        --         --          --       --            200         200
      (Recovery of) provision for bad      (124 )       6                     --       --             (3)       (121)
    debts
                                       --------------------------------------------------------------------------------
        Total costs and expenses          1,630       195         52           1        2            437       2,317
    Equity in net income (loss) of USPEs     --        --         --       2,704       (8)            --       2,696

                                       ----------  --------------------------------------------------------------------
    Net income (loss)                  $  1,319  $    142   $     39    $  2,703      (10)    $     (340)  $   3,853
                                       ================================================================================


    Total assets as of June 30, 1999   $  3,439  $    475   $    498    $    711    1,362     $    6,128   $  12,613
                                       ================================================================================



<F1>Includes  interest income and costs not identifiable to a particular segment such as management fees and certain operations support and general and administrative expenses.


8.   NET INCOME PER WEIGHTED-AVERAGE PARTNERSHIP UNIT

     Net income per weighted-average Partnership unit was computed by dividing net income attributable to limited partners by the weighted-average number of Partnership units deemed outstanding during the period. The weighted-average number of Partnership units deemed outstanding during the three and six months ended June 30, 2000 and 1999 was 5,785,350.

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



                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000

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

     Special distributions were $1.5 million for the six months ended June 30, 2000. During the six months ended June 30, 1999, special distributions of $1.8 million were paid. The Partnership is not permitted to reinvest proceeds from sales or liquidations of equipment. These proceeds, in excess of operational cash requirements, are periodically paid out to limited partners in the form of special distributions. The sales and liquidations occur because of certain damaged equipment, the determination by the General Partner that it is the appropriate time to maximize the return on an asset through sale of that asset, and, in some leases, the ability of the lessee to exercise purchase options.







                      (this space left blank intentionally)



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


(I)  RESULTS OF OPERATIONS

Comparison of PLM Equipment Growth Fund's (the Partnership's) Operating Results for the Three Months Ended June 30, 2000 and 1999

(A)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, and asset-specific insurance expenses) on owned equipment increased during the quarter ended June 30, 2000, when compared to the same period of 1999. Gains or losses from the sale of equipment interest, and other income, and certain expenses such as depreciation and general and administrative expenses relating to the operating segments (see Note 7 to the unaudited financial statements), are not included in the owned equipment operation discussion because these expenses are indirect in nature, not a result of operations but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by equipment type (in thousands of dollars):

                                                       For the Three Months
                                                          Ended June 30,
                                                       2000             1999
                                                    ----------------------------
  Railcars                                          $    926          $   840
  Trailers                                                75               87
  Marine containers                                       23               39

Railcars: Railcar lease revenues and direct expenses were $1.4 million and $0.4 million, respectively, for the quarter ended June 30, 2000, compared to $1.4 million and $0.6 million, respectively, for the same period of 1999. Direct revenues during the second quarter of 2000 remained approximately the same as the same period in 1999 due to the low number of off-lease railcars in both periods. Direct expenses decreased by $0.2 million due to repairs required in the second quarter of 1999 which were not necessary in the second quarter of 2000.

Trailers: Trailer lease revenues and direct expenses were $0.1 million and $24,000 respectively, for the quarter ended June 30, 2000, compared to $0.1 million and $33,000, respectively, for the same period of 1999. The number of trailers owned by the Partnership has been declining over the past twelve months due to sales and dispositions. The result of this declining fleet has been a decrease in trailer contribution.

(B)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses were $0.6 million for the quarters ended June 30, 2000 and 1999.

(C)  Net Gain on Disposition of Owned Equipment

The net loss on disposition of owned equipment for the second quarter of 2000 totaled $11,000, and resulted from the sale of marine containers, railcars, and trailers, with an aggregate net book value of $39,000, for aggregate proceeds of $28,000. For the second quarter of 1999, the net gain on sales totaled $0.1 million, and resulted from the sale of marine containers, trailers, and railcars with an aggregate net book value of $31,000, for aggregate proceeds of $0.1 million.

(D)  Equity in Net  Income  (Loss) of  Unconsolidated  Special-Purpose  Entities
(USPEs)

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):

                                                       For the Three Months
                                                          Ended June 30,
                                                       2000             1999
                                                     ---------------------------

  Marine vessel                                      $   432        $    (119)
  Aircraft                                               (61)           2,773
                                                     ---------------------------
      Equity in net income of USPEs                  $   371        $   2,654
                                                     ===========================

Marine vessel: As of June 30, 2000 and 1999, the Partnership had an interest in an entity that owns a marine vessel. The Partnership's share of marine vessel revenues and expenses was $1.1 million and $0.7 million, respectively, for the quarter ended June 30, 2000, compared to $0.4 million and $0.5 million for the same period in 1999. Marine vessel revenue increased $0.7 million in the second quarter of 2000 due to higher charter rates being earned while on a voyage charter when compared to the same period of 1999. Vessel expenses increased in the second quarter of 2000 due to higher voyage costs when compared to the same period in 1999.

Aircraft: The Partnership's remaining interest in an entity which owned an aircraft was sold in the first quarter of 2000. Additional expenses related to this sale were $0.1 million in the second quarter of 2000. During the second quarter of 1999, this aircraft was off lease. The Partnership's other interest in an entity which owned an aircraft was sold in the second quarter of 1999, for a gain of $3.0 million.

(E)  Net Income

As a result of the foregoing, the Partnership's net income of $0.8 million for the second quarter of 2000 decreased from net income of $3.1 million during the same period of 1999. The Partnership's ability to operate and liquidate assets, secure leases and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the second quarter of 2000 is not necessarily indicative of future periods. In the second quarter of 2000, the Partnership distributed $2.4 million to the limited partners, or $0.42 per weighted-average depositary unit.

COMPARISON OF THE PARTNERSHIP'S OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

(A) Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, and asset-specific insurance expenses) on owned equipment increased during the six months ended June 30, 2000, when compared to the same period of 1999. The following table presents lease revenues less direct expenses by owned equipment type (in thousands of dollars):

                                                          For the Six Months
                                                            Ended June 30,
                                                        2000             1999
                                                     ---------------------------
  Railcars                                           $  2,079        $   1,889
  Trailers                                                131              189
  Marine containers                                        72               87


Railcars: Railcar lease revenues and direct expenses were $2.9 million and $0.8 million, respectively, for the six months ended June 30, 2000, compared to $2.9 million and $1.0 million, respectively, during the same period of 1999. Railcar revenues remained the same. Direct expenses decreased by $0.2 million due to repairs required in the second quarter of 1999 which were not necessary in the second quarter of 2000.

Trailers: Trailer lease revenues and direct expenses were $0.2 million and $49,000, respectively, for the six months ended June 30, 2000, compared to $0.3 million and $0.1 million, respectively, during the same period of 1999. The number of trailers owned by the Partnership has been declining over the past twelve months due to sales and dispositions. The result of this declining fleet has been a decrease in trailer contribution.

Marine containers: Marine container lease revenues and direct expenses were $0.1 million and $0 respectively, for the six months ended June 30, 2000, compared to $0.1 million and $1,000, respectively, during the same period of 1999. The number of marine containers owned by the Partnership has been declining over the past twelve months due to sales and dispositions. The result of this declining fleet has been a decrease in marine container contribution.

(B)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $1.3 million for the six months ended June 30, 2000 increased from $1.2 million for the same period in 1999. Significant variances are explained as follows:

(1) A $0.2 million increase in bad debt expense related to the receipt of an accounts receivable in 1999 that had been previously reserved for as a bad debt. A similar event did not occur in 2000.

(2) A $39,000 decrease in depreciation expenses from 1999 levels reflecting the sale of assets during 2000 and during 1999.

(3) A $35,000 decrease in management fee expense due to reduced cash flows from operations in 2000, compared to the same period in 1999.


(C)  Net Gain on Disposition of Owned Equipment

Net gain on disposition of equipment for the six months ended June 30, 2000 totaled $8,000, and resulted from the sale of marine containers, railcars, and trailers with a net book value of $0.1 million, for proceeds of $0.1 million. For the six months ended June 30, 1999, the net gain on sale totaled $0.1 million, and resulted from the sale of marine containers, railcars, and trailers, with a net book value of $0.1 million, for proceeds of $0.2 million.

(D) Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):

                                                        For the Six Months
                                                          Ended June 30,
                                                     2000              1999
                                                  -----------------------------

  Aircraft                                        $    1,308          $   2,704
  Marine vessel                                          349                 (8)
                                                 -------------------------------
  Equity in net income of USPEs                   $    1,657          $   2,696
                                                 ===============================

Aircraft: As of June 30, 2000, the Partnership had no remaining interests in entities which owned aircraft. During the six months ended June 30, 2000, the gain from the sale of the Partnership's interest in the USPE of $1.5 million, which was sold in the first quarter of 2000, was offset by depreciation expense, direct expenses, and administrative expenses of $0.2 million. The Partnership's other interest in an entity which owned an aircraft was sold in the second quarter of 1999, for a gain of $3.0 million.


Marine vessel: As of June 30, and 1999, the Partnership had an interest in an entity that owns a marine vessel. The Partnership's share of marine vessel revenues and expenses was $2.0 million and $1.7 million, respectively, for the six months ended June 30, 2000, compared to $1.1 million and $1.1 million, respectively, during the same period of 1999. The increase in contribution for the six months ended June 30, 2000 resulted from the vessel earning higher voyage charter rates, which were partially offset by higher voyage expenses when compared to the same period in 1999.


(E) Net Income

As a result of the foregoing, the Partnership's net income of $2.7 million for the six months ended June 30, 2000 compared to net income of $3.9 million during the same period in 1999. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the first six months of 2000 is not necessarily indicative of future periods. During the six months ended June 30, 2000, the Partnership distributed $3.4 million to the unitholders, or $0.59 per weighted-average depositary unit, including a special distribution of $0.25 per weighted-average depositary unit.


(II) Financial Condition -- Capital Resources, Liquidity, and Distributions


For the six months ended June 30, 2000, the Partnership generated $1.4 million in operating cash (net cash provided by operating activities less investments in a USPE to fund its operations) to meet its operating obligations and fund distributions (total of $3.4 million for the six months ended June 30, 2000, which includes a special distribution of $1.5 million), but used undistributed available cash from prior periods, proceeds from equipment sales, and liquidating distributions from the USPE's of approximately $2.0 million.

During the six months ended June 30, 2000, the General Partner sold equipment on behalf of the Partnership and realized proceeds of approximately $0.1 million. The Partnership also received liquidating proceeds of $1.9 million from the sale of its interest in an entity owning an aircraft.

The General Partner has not planned any expenditures, nor is it aware of any contingencies that would cause the Partnership to require any additional capital.

The Partnership is in its active liquidation phase. As a result, the size of the Partnership's remaining equipment portfolio and, in turn, the amount of net cash flows from operations will continue to become progressively smaller as assets are sold. Although distribution levels may be reduced, significant asset sales may result in special distributions to the partners.

The amounts reflected for assets and liabilities of the Partnership have not been adjusted to reflect liquidation values. The equipment portfolio that is actively being marketed for sale by the General Partner continues to be carried at the lower of depreciated cost or fair value less cost of disposal. Although the General Partner estimates that there will be distributions to the partners after final disposal of assets and settlement of liabilities, the amounts if any cannot be accurately determined prior to actual disposal of the equipment.

On April 20, 2000, the General Partner for the Partnership announced that effective immediately, it will not recognize any further transfers involving trading of units in this partnership for the remainder of the 2000 calendar year. PLM Equipment Growth Fund (hereafter referred to as "the Partnership") is listed on the OTC Bulletin Board under the symbol GFXPZ.

In making the announcement, the General Partner cited the Partnership's need to continue to comply with Internal Revenue Service (IRS) Notice 88-75 and IRS Code
Section 7704, which contain safe harbor provisions regarding the maximum number of partnership units that can be traded during a calendar year in order for a partnership not to be deemed a publicly traded partnership for income tax purposes. Transfers for the remainder of the year may only be processed, pursuant to IRS Code Section 7704, through a qualified matching service. The General Partner will also continue to recognize transfers specifically excluded from the safe harbor limitations, referred to in the regulations as "transfers not involving trading," which includes transfers at death, transfers between family members, and transfers involving distributions from a qualified retirement plan.


(III) OUTLOOK FOR THE FUTURE

Since the Partnership is in its active liquidation phase, the General Partner is seeking to selectively re-lease or sell assets as the existing leases expire. Sale decisions may cause the operating performance of the Partnership to decline over the remainder of its life.

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

The cost of new marine containers have been at historic lows for the past several years which has caused downward pressure on per diem lease rates. Recently, the cost of marine containers have started to increase which, if this trend continues, should translate into rising per diem lease rates

Railcar loadings in North America have continued to be high, however a softening in the market is expected during 2000, which may lead to lower utilization and lower contribution to the Partnership as existing leases expire and renewal leases are negotiated.

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

The Partnership intends to use excess cash flow, if any, from operations to satisfy its operating requirements, and to pay cash distributions to the unitholders.

(IV) FORWARD-LOOKING INFORMATION

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's primary market risk exposure is that of currency devaluation risk. During the six months ended June 30, 2000, 86% of the Partnership's total lease revenues from wholly- and partially-owned equipment came from non-United States domiciled lessees. Most of the leases require payment in United States (U.S.) currency. If these lessees currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated lease payments.







                          PART II -- OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBITS

               None

          (b)  REPORTS ON FORM 8-K

               None


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        PLM EQUIPMENT GROWTH FUND

                                        By:  PLM Financial Services, Inc.
                                             General Partner



Date:  August 4, 2000                   By:  /s/ Richard K Brock
                                             ---------------------------------
                                             Richard K Brock
                                             Chief Financial Officer