Form 10-K/A
period 1999-12-31
PLM EQUIPMENT GROWTH FUND
filed 2000-09-01
CIK 788813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------
                                  FORM 10-K/A


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]

Aggregate market value of the voting stock:  N/A.

An index of exhibits filed with this Form 10-K/A is located on page 3.

Total number of pages in this report:  11.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS,  SCHEDULES AND REPORTS ON FORM 8-K

     (A) 1.    Financial Statements

               The financial statements listed in the accompanying Index to Financial Statements are filed as part of this Annual Report on Form 10-K/A.

         2.    Financial Statements required under Regulation S-X Rule 3-09

               The Boeing 767 financial statements are filed as Exhibits of this Annual Report on Form 10K/A.

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

        24.    Powers of Attorney.

         Financial Statements required under Regulation S-X 3-09:

         99.1   Boeing 767





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


Dated: August 28, 2000              PLM EQUIPMENT GROWTH FUND
                                    PARTNERSHIP

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


Name                           Capacity                          Date


*_______________________
Robert N. Tidball             Director, FSI                     August 28, 2000


*_______________________
Douglas P. Goodrich           Director, FSI                    August 28, 2000


*_______________________
Stephen M. Bess               Director, FSI                    August 28, 2000


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

                            PLM EQUIPMENT GROWTH FUND

                                INDEX OF EXHIBITS


  Exhibit                                                                 Page

    4.     Limited Partnership Agreement of Registrant                     *

    4.1    Amendment  to Limited Partnership Agreement of Registrant       *

   10.1    Management Agreement between Registrant and PLM Investment      *
           Management, Inc.

   24.     Powers of Attorney                                             40-42

           Financial Statement required under Regulation S-X Rule 3-09:

   99.1    Boeing 767                                                     43-50


--------
 * Incorporated by reference. See page 23 of this report.