Form 10-Q
period 2000-09-30
PLM EQUIPMENT GROWTH FUND
filed 2000-11-06
CIK 788813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ___________________
                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarter ended September 30, 2000

                                       or

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
                                 BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)

                                                                              September 30,        December 31,
                                                                                   2000                1999
                                                                             -------------------------------------
Assets

Equipment held for operating lease, at cost                                   $     22,114        $     24,580
Less accumulated depreciation                                                      (20,135)            (20,967)
                                                                             -------------------------------------
  Net equipment                                                                      1,979               3,613

Cash and cash equivalents                                                            2,166               1,446
Accounts receivable, less allowance for doubtful accounts
    of $14 in 2000 and $36 in 1999                                                     435                 365
Investments in unconsolidated special-purpose entities                               1,666               1,755
Prepaid expenses and other assets                                                        1                  38
                                                                             -------------------------------------

    Total assets                                                              $      6,247        $      7,217
                                                                             =====================================

Liabilities and partners' capital

Liabilities:
Accounts payable and accrued expenses                                         $         96        $        337
Due to affiliates                                                                       18                  63
Lessee deposits                                                                         10                  63
                                                                             -------------------------------------
  Total liabilities                                                                    124                 463
                                                                             -------------------------------------

Partners' capital:
Limited partners (5,785,350 depositary units
      as of September 30, 2000 and December 31, 1999)                                6,123               6,754
General Partner                                                                         --                  --
                                                                             -------------------------------------
  Total partners' capital                                                            6,123               6,754
                                                                             -------------------------------------

      Total liabilities and partners' capital                                 $      6,247        $      7,217
                                                                             =====================================





                 See accompanying notes to financial statements.


                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)
                              STATEMENTS OF INCOME
         (in thousands of dollars, except weighted-average unit amounts)


                                                                        For the Three Months                For the Nine Months
                                                                        Ended September 30,                 Ended September 30,
                                                                        2000           1999                2000           1999
                                                                     -------------------------------------------------------------



          Lease revenue                                              $  1,460      $ 1,465            $   4,588       $  4,703
          Interest and other income                                        21           38                   69            134
          Net gain on disposition of equipment                            452            8                  460            148
                                                                     ------------------------------------------------------------
            Total revenues                                              1,933        1,511                5,117          4,985
                                                                     ------------------------------------------------------------

          EXPENSES

          Depreciation                                                    355          372                1,076          1,132
          Repairs and maintenance                                         432          391                1,274          1,456
          Insurance expense                                                14            9                   37             26
          Management fees to affiliate                                     69           79                  234            279
          General and administrative expenses to affiliates                55           71                  183            215
          Other general and administrative expenses                       114          101                  368            353
          (Recovery of) provision for bad debt expense                   (42)           (4)                   6           (125)
                                                                     ------------------------------------------------------------
            Total expenses                                                997        1,019                3,178          3,336
                                                                     ------------------------------------------------------------

          Equity in net income (loss) of unconsolidated
              special-purpose entities                                    138         (327)               1,795          2,369
                                                                     ------------------------------------------------------------

              Net income                                             $  1,074      $   165            $   3,734       $  4,018
                                                                     ============================================================

          PARTNERS' SHARE OF NET INCOME

          Limited partners                                           $  1,064      $   114            $   3,690       $  3,929
          General Partner                                                  10           51                   44             89
                                                                     ------------------------------------------------------------

              Total                                                  $  1,074      $   165            $   3,734       $   4,018
                                                                     ============================================================


          Limited partners net income per weighted-average
              depositary unit                                        $   0.18      $  0.02            $    0.64       $   0.68
                                                                     ============================================================

          Cash distribution                                          $    958      $ 1,014            $   2,905       $  2,877
          Special distribution                                             --        4,091                1,460          6,044
          -----------------------------------------------------------------------------------------------------------------------
          Total distributions                                        $    958      $ 5,105            $   4,365       $  8,921
          =======================================================================================================================

          Per weighted-average depositary unit:
          Cash distribution                                          $   0.16      $  0.17            $    0.50       $   0.49
          Special distribution                                             --         0.70                 0.25           1.03
          -----------------------------------------------------------------------------------------------------------------------
          Total distributions                                        $   0.16      $  0.87            $    0.75       $   1.52
          =======================================================================================================================




                 See accompanying notes to financial statements.


                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
           For the period from December 31, 1998 to September 30, 2000
                            (in thousands of dollars)



                                                                  Limited              General
                                                                 Partners              Partner               Total
                                                               --------------------------------------------------------


    Partners' capital as of December 31, 1998                   $  12,327            $       --             $  12,327

  Net income                                                        4,222                    99                 4,321

  Cash distribution                                                (3,811)                  (39)               (3,850)

  Special distribution                                             (5,984)                  (60)               (6,044)
                                                               ---------------------------------------------------------

  Partners' capital as of December 31, 1999                         6,754                    --                 6,754

  Net income                                                        3,690                    44                 3,734

  Cash distribution                                                (2,875)                  (30)               (2,905)

  Special distribution                                             (1,446)                  (14)               (1,460)
                                                               ---------------------------------------------------------

  Partners' capital as of September 30, 2000                    $   6,123            $       --             $   6,123
                                                               =========================================================





                 See accompanying notes to financial statements.

                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)



                                                                                  For the Nine Months
                                                                                  Ended September 30,
                                                                               2000                 1999
                                                                           ----------------------------------



    OPERATING ACTIVITIES

    Net income                                                             $    3,734           $    4,018
    Adjustments to reconcile net income to net cash provided
        by (used in) operating activities:
      Depreciation                                                              1,076                1,132
      Net gain on disposition of equipment                                       (460)               (148)
      Equity in net income of unconsolidated
        special-purpose entities                                               (1,795)              (2,369)
      Changes in operating assets and liabilities:
        Accounts receivable, net                                                  (70)                 (93)
        Prepaid expenses and other assets                                          37                   26
        Accounts payable and accrued expenses                                    (241)                  (5)
        Due to affiliates                                                         (44)                  37
        Lessee deposits                                                           (53)                  16
                                                                           ----------------------------------
          Net cash provided by operating activities                             2,184                2,614
                                                                           ----------------------------------

    Investing activities

    Payments for capital improvements                                              --                  (25)
    Liquidation distributions from unconsolidated
        special-purpose entities                                                1,910                4,262
    Proceeds from disposition of equipment                                      1,018                  271
    Additional investments in unconsolidated special-purpose entities             (26)                (251)
                                                                           ----------------------------------
          Net cash provided by investing activities                             2,902                4,257
                                                                           ----------------------------------

    Financing activities

    Cash distribution paid to limited partners                                 (2,875)              (2,848)
    Cash distribution paid to General Partner                                     (30)                 (29)
    Special distribution paid to limited partners                              (1,446)              (5,984)
    Special distribution paid to General Partner                                  (14)                 (60)
                                                                           ----------------------------------
                                                                           ----------------------------------
          Net cash used in financing activities                                (4,365)              (8,921)
                                                                           ----------------------------------

    Net increase (decrease) in cash and cash equivalents                          721               (2,050)
    Cash and cash equivalents at beginning of period                            1,446                3,289
                                                                           ----------------------------------
    Cash and cash equivalents at end of period                             $    2,167           $    1,239
                                                                           ==================================




                 See accompanying notes to financial statements.


                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000

1.  OPINION OF MANAGEMENT

In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth Fund (the Partnership) as of September 30, 2000 and 1999, the statements of income for the three and nine months ended September 30, 2000 and 1999, the statements of changes in Partners' capital from December 31, 1998 to September 30, 2000, and the statements of cash flows for the nine months ended September 30, 2000 and 1999. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999, on file at the Securities and Exchange Commission.

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

3.  CASH DISTRIBUTIONS

Cash distributions are recorded when paid and may include amounts in excess of net income that are considered to represent a return on capital. For the nine months ended September 30, 2000 and 1999, cash distributions totaled $2.9 million. For the three months ended September 30, 2000 and 1999 cash distributions totaled $1.0 million. In addition, $1.4 and $6.0 million in special distributions were paid during the three and nine months ended September 30, 2000 and 1999. Special distributions of $0 and $4.1 million were paid during the three months ended September 30, 2000 and 1999. During the nine months ended September 30, 2000 and 1999, cash and special distributions to unitholders of $0.6 million and $4.9 million, respectively, were deemed to be a return of capital.

Operating cash distributions related to the results from the third quarter of 2000 of $0.9 million are to be paid during the fourth quarter of 2000.


4.  TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES

The balance due to affiliates as of September 30, 2000, includes $19,000 due to FSI and its affiliate for management fees and data processing services. The balance due to affiliates as of December 31, 1999 includes $0.1 million due to FSI and its affiliate for management fees.




                           PLM EQUIPMENT GROWTH FUND
                            (A Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000

4.   TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES (CONTINUED)

The Partnerships proportional share of the affiliated expenses incurred by the Unconsolidated Special Purpose Entities (USPEs) during 2000 and 1999 is listed in the following table (in thousands of dollars):

                                             For the Three Months           For the Nine Months
                                             Ended September 30,            Ended September 30,
                                             2000           1999           2000            1999
                                          -----------------------------------------------------------

Management fees                         $       5      $     (25)     $      51       $      21
Data processing and administrative
      expenses                                 14              5             30              35


5.  EQUIPMENT

The components of owned equipment were as follows (in thousands of dollars):

                                             September 30       December 31,
                                               2000                 1999
--------------------------------------------------------------------------------
Railcars                                   $   21,340           $   21,392
Marine containers                                 774                1,571
Trailers                                           --                1,617
--------------------------------------------------------------------------------
                                               22,114               24,580
Less accumulated depreciation                 (20,135)             (20,967)
                                           -------------------------------------
  Net equipment                            $    1,979           $    3,613
                                           =====================================

As of September 30, 2000, all equipment in the Partnership's owned equipment portfolio was on lease, except for five marine containers and eight railcars with an aggregate net book value of $23,000. As of December 31, 1999, all equipment in the Partnership's owned equipment portfolio was on lease or operating in PLM-affiliated short-term trailer rental facilities, except for 11 railcars with an aggregate net book value of $43,000.

Capital improvements to the Partnership's equipment of $0 and $25,000 were made during the nine months ended September 30, 2000 and 1999, respectively.

During the nine months ended September 30, 2000, the Partnership disposed of marine containers, railcars, and trailers, with an aggregate net book value of $0.6 million, for proceeds of $1.0 million. During the nine months ended September 30, 1999, the Partnership disposed of marine containers, trailers, and railcars with an aggregate net book value of $0.1 million, for proceeds of $0.3 million.




                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000

6.   INVESTMENTS IN UNCONSOLIDATED SPECIAL-PURPOSE ENTITIES

The net investments in unconsolidated special-purpose entities included the following jointly-owned equipment (and related assets and liabilities) (in thousands of dollars):

                                                                         September 30,        December 31,
                                                                             2000                 1999
                                                                     -----------------------------------------
   50% interest in an entity owning a product tanker                 $           1,664   $             1,397
   18% interest in an entity that owned a Boeing 727-200                             2                     2
   50% interest in an entity that owned a Boeing 737-200A                           --                   371
   12% interest in an entity that owned a Boeing 767-200 ER                         --                   (15)
                                                                     -----------------------------------------
       Net investments                                               $           1,666   $             1,755
                                                                     =========================================

The Partnership's 50% interest in a product tanker was on lease as of September 30, 2000 and December 31, 1999. During the first quarter of 2000, the General Partner sold the Partnership's 50% interest in a Boeing 737-200A in which the Partnership had an investment of $0.4 million for proceeds of $1.9 million. This aircraft was off-lease as of December 31, 1999.

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

                                                                   Marine       Marine
    For the three months ended            Railcar     Trailer     Container     Vessel          All
    September 30, 2000                    Leasing     Leasing      Leasing      Leasing        Other(1)    Total

    REVENUES
      Lease revenue                     $   1,355   $       93  $        12   $      --   $       --  $    1,460
      Interest income and other                --           --           --          --           21          21
      Net gain (loss) on disposition
        of equipment                            3          462         (13)          --           --         452
                                        --------------------------------------------------------------------------
                                            1,358          555          (1)          --           21       1,933

    COST AND EXPENSES
      Operations support                      403           34           --          --            9         446
      Depreciation                            323           20           12          --           --         355
      General and administrative               22           34           --          --          113         169
      expenses
      Management fees                          --           --           --          --           69          69
      Recovery of bad debts                   (38)         (4)           --          --           --         (42)
                                        ---------------------------------------------------------------------------
        Total costs and expenses              710           84           12          --          191         997
    Equity in net income of USPEs              --           --           --         138           --         138
                                       ----------------------------------------------------------------------------

    Net income (loss)                   $     648   $      471  $       (13)  $     138   $     (170) $    1,074
                                        ===========================================================================


    Total assets as of September 30,    $   2,180   $       --  $       234   $   1,664   $    2,173  $    6,251
    2000
                                        ===========================================================================
(1) Includes interest income and costs not identifiable to a particular  segment such  as  management  fees  and  certain  operations  support  and  general  and administrative  expenses . 1 Includes interest income and costs not identifiable to a particular  segment such as management fees and certain  operations support and general and administrative expenses .



                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000

7. OPERATING SEGMENTS (CONTINUED)


                                                                    Marine                   Marine
    For the three months ended            Railcar     Trailer     Container     Aircraft     Vessel       All
    September 30,1999                     Leasing     Leasing      Leasing      Leasing     Leasing      Other(1)     Total


    REVENUES
      Lease revenue                      $   1,338   $      107  $       20   $      -- $         --  $       --   $   1,465
      Interest income and other                --           --                       --           --          38          38
      Net gain (loss) on disposition                                                              --
        of equipment                           --            3           (1)          6           --          --           8
                                        ---------------------------------------------------------------------------------------

        Total revenues                      1,338          110           19           6           --          38       1,511

    COST AND EXPENSES
      Operations support                      355           40           --          --           --           5         400
      Depreciation                            325           23           24          --           --          --         372
      General and administrative
        expenses                               60           19           --          --            4          89         172
      Management fees                          --           --           --          --           --          79          79
     (Recovery of) provision for bad          (11)           7           --          --           --          --          (4)
      debts
                                        ---------------------------------------------------------------------------------------
        Total costs and expenses              729           89           24          --            4         173       1,019
    Equity in net loss of USPEs                --           --           --        (98)         (229)         --        (327)
                                        ---------------------------------------------------------------------------------------
    Net income (loss)                   $     609   $       21  $        (5)  $    (92) $       (233) $     (135)  $     165
                                        =======================================================================================


    Total assets as of September 30,    $   3,314   $      523  $       451   $     557 $      1,684  $    1,104   $   7,633
    1999
                                        =======================================================================================

                                                                   Marine                    Marine
    For the nine months ended             Railcar     Trailer     Container     Aircraft     Vessel       All
    September 30, 2000                    Leasing     Leasing      Leasing      Leasing     Leasing      Other(1)      Total

    REVENUES
     Lease revenue                      $   4,231   $      273  $        84   $      --   $       --  $       --   $   4,588
      Interest income and other                --                        --          --           --          69          69
      Net gain (loss) on disposition                                                              --
        Of equipment                           21          480          (41)         --           --          --         460
                                       ---------------------------------------------------------------------------------------

        Total revenues                      4,252          753           43          --           --          69       5,117

    COST AND EXPENSES
      Operations support                    1,201           82           --          --           --          28       1,311
      Depreciation                            969           61           46          --           --          --       1,076
      General and administrative
        expenses                               68           88           --           4            2         389         551
      Management fees                          --           --           --          --           --         234         234
     (Recovery of) provision for bad           (8)          14           --          --           --          --           6
    debts
                                        ---------------------------------------------------------------------------------------
        Total costs and expenses            2,230          245           46           4            2         651       3,178
    Equity in net loss of USPEs                --           --           --       1,308          487          --       1,795
                                        ---------------------------------------------------------------------------------------
    Net income (loss)                   $   2,022   $      508  $        (3)  $   1,304   $      485  $     (582)  $   3,734
                                        =======================================================================================
    Total assets as of September 30,    $   2,180   $       --  $       234   $       2   $    1,664  $    2,171   $   6,251
    1999
                                        =======================================================================================
(1) Includes interest income and costs not identifiable to a particular  segment such  as  management  fees  and  certain  operations  support  and  general  and administrative  expenses . 1 Includes interest income and costs not identifiable to a particular  segment such as management fees and certain  operations support and general and administrative expenses .





                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000

7. OPERATING SEGMENTS (CONTINUED)

                                                                   Marine                   Marine
    For the nine months ended             Railcar     Trailer     Container    Aircraft     Vessel       All
    September 30, 1999                    Leasing     Leasing      Leasing      Leasing     Leasing     Other(1)      Total


    REVENUES
     Lease revenue                      $   4,235   $      360  $      108   $      --   $       --  $       --   $   4,703
      Interest income and other                --           --           5          --           --         129         134
      Net gain (loss) on disposition                                                             --
        of equipment                           52           88          (4)         12           --          --         148
                                        --------------------------------------------------------------------------------------

        Total revenues                      4,287          448         109          12           --         129       4,985

    COST AND EXPENSES
      Operations support                    1,363          104           1          --           --          14       1,482
      Depreciation                            975           83          74          --           --          --       1,132
      General and administrative                                                    --           --
        expenses                              156           85           2           2            6         317         568
      Management fees                          --           --          --          --           --         279         279
     (Recovery of) provision for bad         (136)          14          --          --           --          (3)       (125)
    debts
                                        --------------------------------------------------------------------------------------
        Total costs and expenses            2,358          286          77           2            6         607       3,336
    Equity in net loss of USPEs                --           --          --       2,605         (236)         --       2,369
                                        --------------------------------------------------------------------------------------
    Net income (loss)                   $   1,929   $      162  $       32   $   2,615   $     (242) $     (478)  $   4,018
                                         ======================================================================================


    Total assets as of September 30,    $   3,314   $      523  $      451   $     557   $    1,684  $    1,104   $   7,633
                                        ======================================================================================
(1) Includes interest income and costs not identifiable to a particular  segment such  as  management  fees  and  certain  operations  support  and  general  and administrative  expenses . 1 Includes interest income and costs not identifiable to a particular  segment such as management fees and certain  operations support and general and administrative expenses .


8. NET INCOME PER WEIGHTED-AVERAGE PARTNERSHIP UNIT

Net income per weighted-average Partnership unit was computed by dividing net income attributable to limited partners by the weighted-average number of Partnership units deemed outstanding during the period. The weighted-average number of Partnership units deemed outstanding during the three and nine months ended September 30, 2000 and 1999 was 5,785,350.

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


                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000

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

The Partnership is not permitted to reinvest proceeds from sales or liquidations of equipment. These proceeds, in excess of operational cash requirements, are periodically paid out to partners in the form of special distributions. The sales and liquidations occur due to the determination by the General Partner that it is the appropriate time to maximize the return on an asset through sale of that asset, and, in some leases, the ability of the lessee to exercise purchase options. In the nine months ended September 30, 2000 and 1999, the
General Partner paid special distributions of $0.25 and $1.03 per weighted-average depositary unit.






                      (this space left blank intentionally)



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


(I)  RESULTS OF OPERATIONS

Comparison of PLM Equipment Growth Fund's (the Partnership's) Operating Results for the Three Months Ended September 30, 2000 and 1999

(A) Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, and asset-specific insurance expenses) on owned equipment decreased during the quarter ended September 30, 2000, when compared to the same period of 1999. Gains or losses from the sale of equipment interest, and other income, and certain expenses such as depreciation and general and administrative expenses relating to the operating segments (see Note 7 to the unaudited financial statements), are not included in the owned equipment operation discussion because these expenses are indirect in nature, not a result of operations but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by equipment type (in thousands of dollars):

                                                       For the Three Months
                                                        Ended September 30,
                                                       2000             1999
                                                    ----------------------------
  Railcars                                          $    952         $    983
  Trailers                                                59               67
  Marine containers                                       12               20

Railcars: Railcar lease revenues and direct expenses were $1.4 million and $0.4 million, respectively, for the quarter ended September 30, 2000, compared to $1.3 million and $0.4 million, respectively, for the same period of 1999. Direct revenues and expenses during the third quarter of 2000 remained stable when comparted to the same period in 1999 due to the low number of off-lease railcars in both periods.

Trailers: Trailer lease revenues and direct expenses were $0.1 million and $34,000 respectively, for the quarter ended September 30, 2000, compared to $0.1 million and $40,000, respectively, for the same period of 1999. The number of trailers owned by the Partnership has been declining over the past twelve months due to sales and dispositions. The result of this declining fleet has been a decrease in trailer contribution.

(B) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses were $0.6 million and $0.6 million for the quarters ended September 30, 2000 and 1999.

(C) Net Gain on Disposition of Owned Equipment

The net gain on disposition of owned equipment for the third quarter of 2000 totaled $0.5 million , and resulted from the sale of marine containers, railcars, and trailers, with an aggregate net book value of $0.4 million, for aggregate proceeds of $0.8 million. For the third quarter of 1999, the net gain on sales totaled $8,000, and resulted from the sale of marine containers and trailers with an aggregate net book value of $26,000, for aggregate proceeds of $34,000.


(D)  Equity in Net  Income  (Loss) of  Unconsolidated  Special-Purpose  Entities
     (USPEs)

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):

                                                        For the Three Months
                                                         Ended September 30,
                                                        2000             1999
                                                    ----------------------------

  Marine vessel                                     $    138        $    (228)
  Aircraft                                                --              (99)
                                                    ----------------------------
      Equity in net income (loss) of USPEs          $    138        $    (327)
                                                    ============================

Marine vessel: As of September 30, 2000 and 1999, the Partnership had an interest in an entity that owns a marine vessel. The Partnership's share of marine vessel revenues and expenses was $0.8 million and $0.7 million, respectively, for the quarter ended September 30, 2000, compared to $0.5 million and $0.7 million for the same period in 1999. Marine vessel revenue increased $0.3 million in the third quarter of 2000 due to higher charter rates being earned while on a voyage charter when compared to the same period of 1999. Vessel expenses remained the same for the third quarter of 2000 and 1999.

Aircraft: The Partnership's remaining interest in an entity which owned an aircraft was sold in the first quarter of 2000. During the third quarter of 1999, this aircraft was off lease.

(E) Net Income

As a result of the foregoing, the Partnership's net income of $1.1 million for the third quarter of 2000 increased from net income of $0.2 million during the same period of 1999. The Partnership's ability to operate and liquidate assets, secure leases and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the third quarter of 2000 is not necessarily indicative of future periods. In the third quarter of 2000, the Partnership distributed $0.9 million to the limited partners, or $0.16 per weighted-average depositary unit.

Comparison of the Partnership's Operating Results for the Nine Months Ended September 30, 2000 and 1999

(A) Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, and asset-specific insurance expenses) on owned equipment increased during the nine months ended September 30, 2000, when compared to the same period of 1999. The following table presents lease revenues less direct expenses by owned equipment type (in thousands of dollars):

                                                        For the Nine Months
                                                        Ended September 30,
                                                       2000             1999
                                                    ----------------------------
  Railcars                                          $  3,030         $  2,872
  Trailers                                               191              256
  Marine containers                                       84              107


Railcars: Railcar lease revenues and direct expenses were $4.2 million and $1.2 million, respectively, for the nine months ended September 30, 2000, compared to $4.2 million and $1.4 million, respectively, during the same period of 1999. Direct expenses decreased by $0.2 million due to repairs required in 1999 which were not necessary during the nine months ended September 30, 2000.

Trailers: Trailer lease revenues and direct expenses were $0.3 million and $0.1 respectively, for the nine months ended September 30, 2000, compared to $0.4 million and $0.1 million, respectively, during the same period of 1999. The number of trailers owned by the Partnership has been declining over the past twelve months due to sales and dispositions. The result of this declining fleet has been a decrease in trailer contribution.

Marine containers: Marine container lease revenues and direct expenses were $0.1 million and $0 respectively, for the nine months ended September 30, 2000, compared to $0.1 million and $1,000, respectively, during the same period of 1999. The number of marine containers owned by the Partnership has been declining over the past twelve months due to sales and dispositions. The result of this declining fleet has been a decrease in marine container contribution.

(B) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $1.9 million for the nine months ended September 30, 2000 and 1999. Significant variances are explained as follows:

(1) A $0.1 million increase in bad debt expense that resulted from the collection of an accounts receivable in 1999 that had been previously reserved for as a bad debt. A similar event did not occur in 2000.

(2) A $0.1 million decrease in depreciation expense from 1999 levels reflecting the sale of assets during 2000 and during 1999.

(3) A $45,000 decrease in management fee expense due to reduced cash flows from operations in 2000, compared to the same period in 1999.

(C)  Net Gain on Disposition of Owned Equipment

Net gain on disposition of equipment for the nine months ended September 30, 2000 totaled $0.5 million, and resulted from the sale of marine containers, railcars, and trailers with a net book value of $0.6 million, for proceeds of $1.0 million. For the nine months ended September 30, 1999, the net gain on sale totaled $0.1 million, and resulted from the sale of marine containers, railcars, and trailers, with a net book value of $0.1 million, for proceeds of $0.3 million.

(D) Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):

                                                        For the Nine Months
                                                        Ended September 30,
                                                      2000             1999
                                                    ----------------------------

  Aircraft                                        $   1,308          $    2,605
  Marine vessel                                         487                (236)
                                                 -------------------------------
  Equity in net income of USPEs                   $   1,795          $    2,369
                                                 ===============================

Aircraft: As of September 30, 2000, the Partnership had no remaining interests in entities which owned aircraft. During the nine months ended September 30, 2000, the gain from the sale of the Partnership's interest in the USPE of $1.5 million, which was sold in the first quarter of 2000, was offset by depreciation expense, direct expenses, and administrative expenses of $0.2 million. As of September 30, 1999, expenses for this aircraft were $0.4 million. The Partnership's other interest in an entity which owned an aircraft was sold in the second quarter of 1999, for a gain of $3.0 million. During the nine months ended September 30, 1999, this aircraft had revenue and expenses of $0.2 million.

Marine vessel: As of September 30, 2000 and 1999, the Partnership had an interest in an entity that owns a marine vessel. The Partnership's share of marine vessel revenues and expenses was $2.8 million and $2.3 million, respectively, for the nine months ended September 30, 2000, compared to $1.6 million and $1.9 million, respectively, during the same period of 1999. The increase in contribution for the nine months ended September 30, 2000 resulted from the vessel earning higher voyage charter rates, which were partially offset by higher voyage expenses when compared to the same period in 1999.


(E) Net Income

As a result of the foregoing, the Partnership's net income of $3.7 million for the nine months ended September 30, 2000 compared to net income of $ 4.0 million during the same period in 1999. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the first nine months of 2000 is not necessarily indicative of future periods. During the nine months ended September 30, 2000, the Partnership distributed $4.3 million to the unitholders, or $0.75 per weighted-average depositary unit, including a special distribution of $0.25 per weighted-average depositary unit.


(II) FINANCIAL CONDITION -- CAPITAL RESOURCES, LIQUIDITY, AND DISTRIBUTIONS


For the nine months ended September 30, 2000, the Partnership generated $2.2 million in operating cash (net cash provided by operating activities less investments in a USPE to fund its operations) to meet its operating obligations and fund distributions (total of $4.4 million for the nine months ended September 30, 2000, which includes a special distribution of $1.5 million), but used undistributed available cash from prior periods, proceeds from equipment sales, and liquidating distributions from the USPE's of approximately $2.2 million.

During the nine months ended September 30, 2000, the General Partner sold equipment on behalf of the Partnership and realized proceeds of approximately $1.0 million. The Partnership also received liquidating proceeds of $1.9 million from the sale of its interest in an entity owning an aircraft.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's primary market risk exposure is that of currency devaluation risk. During the nine months ended September 30, 2000, 84% of the Partnership's total lease revenues from wholly- and partially-owned equipment came from non-United States domiciled lessees. Most of the leases require payment in United States (U.S.) currency. If these lessees currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated lease payments.








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



                                          PLM EQUIPMENT GROWTH FUND

                                          By:      PLM Financial Services, Inc.
                                                   General Partner




      Date:  November 6, 2000             By:      /s/ Richard K Brock
                                                   Richard K Brock
                                                   Chief Financial Officer