Form 10-K
period 2000-12-31
PLM EQUIPMENT GROWTH FUND
filed 2001-03-15
CIK 788813

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------
                                   FORM 10-K


  [X]      Annual  Report   Pursuant  to  Section  13  or  15(d)  of  the
           Securities Exchange Act of 1934 For the fiscal year ended December 31, 2000.

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

Aggregate market value of the voting stock:  N/A.

Indicate the number of units outstanding of each of the issuer's classes of depositary units as of the latest practicable date:

                Class                              Outstanding at March 14, 2001
                -----                              -----------------------------
   Limited partnership depositary units:                            5,785,725
   General Partnership Units:                                               1

An index of exhibits filed with this Form 10-K is located on page 39. Total number of pages in this report: 52.



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

     (3) to selectively sell equipment when the General Partner believes that, due to market conditions, market prices for equipment exceed inherent equipment values or that expected future benefits from continued ownership of a particular asset will have an adverse affect on the Partnership. As the Partnership is in the liquidations phase, proceeds from these sales, together with excess net operating cash flow from operations (net cash provided by operating activities plus distributions from unconsolidated special-purpose entities (USPEs)), less reasonable reserves will be used to pay distributions to the partners;

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

As of December 31, 2000, there were 5,785,725 depositary units outstanding.

Table 1, below, lists the equipment and the cost of the equipment in the Partnership's portfolio, and the cost of the investment in an unconsolidated special-purpose entity, as of December 31, 2000 (in thousands of dollars):


                                    TABLE 1


 Units                      Type                                   Manufacturer              Cost
-------------------------------------------------------------------------------------------------------
Owned equipment held for operating leases:

    847       Tank railcars                                      Various                  $      21,340
     54       Refrigerated marine containers                     Various                            706
                                                                                          -----------------

                Total owned equipment held for operating leases                           $      22,046(1)
                                                                                          =================

Investment in unconsolidated special-purpose entity:
   0.50       Product tanker                                     Kaldnes M/V              $       8,277(1,2)
                                                                                          =================
----------

1 Includes equipment and investments purchased with capital contributions, undistributed cash flow from operations, operations and Partnership borrowings. Includes costs capitalized, subsequent to the date of acquisition, and equipment acquisition fees paid to PLM Transportation Equipment Corporation, a wholly owned subsidiary of FSI. All equipment was used equipment at the time of purchase.

2 Jointly owned: EGF (50%) and one affiliated program

Railcars are leased under operating leases with terms of one to six years. The Partnership's marine containers are leased to operators of utilization-type leasing pools, that include equipment owned by unaffiliated parties. In such instances, revenues received by the Partnership consist of a specified percentage of revenues generated by leasing the pooled equipment to sublessees, after deducting certain direct operating expenses of the pooled equipment. The marine vessel operates in the short term spot charter market.

The lessees of the equipment include but are not limited to: Cronos Containers, Elbow River Resources, Amoco Canada, ICG Propane, and Chevron USA Products Co.

(B) Management of Partnership Equipment

The Partnership has entered into an equipment management agreement with PLM Investment Management, Inc. (IMI), a wholly owned subsidiary of FSI, for the management of the Partnership's equipment. The Partnership's management agreement with IMI is to co-terminate with the dissolution of the Partnership, unless the limited partners vote to terminate the agreement prior to that date or at the discretion of the General Partner. IMI has agreed to perform all services necessary to manage the equipment on behalf of the Partnership and to perform or contract for the performance of all obligations of the lessor under the Partnership's leases. In consideration for its services and pursuant to the partnership agreement, IMI is entitled to a monthly management fee (see Notes 1 and 2 to the audited financial statements).

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

The Partnership also competes with many equipment lessors, including ACF Industries, Inc. (Shippers Car Line Division), General Electric Railcar Services Corporation, and other investment programs that lease the same types of equipment.


(D)  Demand for Equipment


The Partnership currently operates in the following operating segments: marine vessel leasing, marine container leasing, and tank railcar leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers. The Partnership's current portfolio of equipment and investments are used to transport materials and commodities, rather than people.


The following section describes the international and national markets in which the Partnership's capital equipment operates:

(1)      Marine Product Tanker

The market for tankers improved throughout 2000, with dramatic improvements experienced in the fourth quarter; that are expected to continue strong throughout 2001. The strength in the charter market for tankers is generally tied to overall economic activity, and in particular, the upturn in activity being seen in the Far East. The Partnership owns a 50% interest in a 1975-built 50,000 dwt. tanker (an affiliated Partnership owns the other 50% interest in this vessel), which has been operating on a spot- or trip-charter basis, carrying mostly fuel oil and similar petroleum distillates, throughout this time period.

(2)      Marine Containers

The Partnership's fleet of both standard dry and specialized containers is in excess of twelve years of age, and is generally no longer suitable for use in international commerce, either due to its specific physical condition, or the lessees' preferences for newer equipment. As individual containers are returned from their specific lessees, they are being marketed for sale on an "as is, where is" basis. The market for such sales, although highly dependent upon the specific location and type of container, has continued to be strong over the last several years, as it relates to standard dry containers. The Partnership has in the last year experienced reduced residual values on the sale of refrigerated containers, due primarily to technological obsolescence associated with this equipment's refrigeration machinery.

(3)  Railcars

(a)  Pressurized Tank Cars

Pressurized  tank cars are used to transport  liquefied  petroleum  gas (natural gas) and anhydrous ammonia (fertilizer). The U.S. markets for natural gas are industrial applications (46% of estimated demand in 2000), residential use (21%), electrical generation (15%), commercial applications (15%), and transportation (3%). Natural gas consumption is expected to grow over the next few years as most new electricity generation capacity planned for is expected to be natural gas fired. Within the fertilizer industry, demand is a function of several factors, including the level of grain prices, the status of government farm subsidy programs, amount of farming acreage and mix of crops planted, weather patterns, farming practices, and the value of the U.S. dollar. Population growth and dietary trends also play an indirect role.

On an industry wide basis, North American carloadings of the commodity group that includes petroleum and chemicals increased 1% in 2000, compared to 1999.
Consequently, demand for pressurized tank cars remained relatively constant during 2000, with utilization of this type of railcar within the Partnership remaining above 98%. While renewals of existing leases continue at similar rates, some cars continue to be renewed for "winter only" terms of approximately six months. As a result, there are many pressurized tank cars up for renewal in the spring of 2001.

(b)      Nonpressurized, General Purpose Tank Cars

These cars are used to transport bulk liquid commodities and chemicals not requiring pressurization, such as certain petroleum products, liquefied asphalt, lubricating oils, molten sulfur, vegetable oils and corn syrup. This car type continued to be in high demand during 2000. The overall health of the market for these types of commodities is closely tied to both the U.S. and global economies, as reflected in movements in the Gross Domestic Product, personal consumption expenditures, retail sales, and currency exchange rates. The manufacturing, automobile, and housing sectors are the largest consumers of chemicals. Within North America, 2000 carloadings of the commodity group that includes chemicals and petroleum products rose 1% over 1999 levels. Utilization of the Partnership's nonpressurized tank cars remained above 98% during 2000.

(E)      Government Regulations

The use, maintenance, and ownership of equipment are regulated by federal, state, local, or foreign governmental authorities. Such regulations may impose restrictions and financial burdens on the Partnership's ownership and operation of equipment. Changes in government regulations, industry standards, or deregulation may also affect the ownership, operation, and resale of the equipment. Substantial portions of the Partnership's equipment portfolio are either registered or operated internationally. Such equipment may be subject to adverse political, government, or legal actions, including the risk of expropriation or loss arising from hostilities. Certain of the Partnership's equipment is subject to extensive safety and operating regulations, which may require its removal from service or extensive modification of such equipment to meet these regulations at considerable cost to the Partnership. Such regulations include but are not limited to:

     (1) the U.S. Oil Pollution Act of 1990, which established liability for operators and owners of vessels and mobile offshore drilling units that create environmental pollution. This regulation has resulted in higher oil pollution liability insurance. The lessee of the equipment typically reimburses the Partnership for these additional costs;

     (2) the Montreal Protocol on Substances that Deplete the Ozone Layer and the U.S. Clean Air Act Amendments of 1990, which call for the control and eventual replacement of substances that have been found to cause or contribute significantly to harmful effects on the stratospheric ozone layer and which are used extensively as refrigerants in refrigerated marine cargo containers.

     (3) the U.S. Department of Transportation's Hazardous Materials Regulations which regulate the classification of and packaging requirements for hazardous materials and which apply particularly to the Partnership's tank railcars.

     (4) the U.S. Department of Transportation's Hazardous Materials Regulations regulates the classification and packaging requirements of hazardous materials which apply particularly to the Partnership's tank railcars. The Federal Railroad Administration has mandated that effective July 1, 2000, all tank railcars must be re-qualified every ten years from the last test date stenciled on each railcar to insure tank shell integrity. Tank shell thickness, weld seams, and weld attachments must be inspected and repaired if necessary to re-qualify a tank railcar for service. The average cost of this inspection is $1,800 for non-jacketed tank railcars and $3,600 for jacketed tank railcars, not including any necessary repairs. This inspection is to be performed at the next scheduled tank test and every ten years thereafter. The Partnership owns 847 of these type of railcars. As of December 31, 2000, 75 have been inspected and no defects have been found.

As of December 31, 2000, the Partnership is in compliance with the above government regulations. Typically, costs related to extensive modifications required to meet government regulations are passed on to the lessee of that equipment.

ITEM 2.       PROPERTIES

The Partnership neither owns nor leases any properties other than the equipment it has purchased and its interest in an entity that own equipment for leasing purposes. As of December 31, 2000, the Partnership owned a portfolio of transportation and related equipment and an investment in equipment owned by an unconsolidated special-purpose entity (USPE), as described in Item 1, Table 1. The Partnership acquired equipment with the proceeds of the Partnership offering of $100.0 million, proceeds from debt financing of $23.0 million, and by reinvesting a portion of its operating cash flow in additional equipment.

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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
              ---------------------------------------------------

No matters were submitted to a vote of the Partnership's limited partners during the fourth quarter of its fiscal year ended December 31, 2000.

                                     PART II

ITEM 5.       MARKET FOR THE PARTNERSHIP'S EQUITY AND RELATED DEPOSITARY UNIT
              ----------------------------------------------------------------
              MATTERS

As of March 12, 2001, there were 5,785,725 depositary units outstanding. There are 4,967 depositary unitholders of record as of the date of this report.

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

On January 4, 2001, the General Partner for the Partnership announced that it has begun recognizing transfers involving trading of units in the Partnership for the 2001 calendar year. The Partnership is listed on the OTC Bulletin Board under the symbol GFXPZ.

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

Should the Partnership approach the annual safe harbor limitation later on in 2001, the General Partner will, at that time, cease to recognize any further transfers involving trading of Partnership units. Transfers specifically excluded from the safe harbor limitations, referred to in the regulations as "transfers not involving trading," which include transfers at death, transfers between family members, and transfers involving distributions from a qualified retirement plan, will continue to be recognized by the General Partner throughout the year.

Pursuant to the terms of the partnership agreement, the General Partner is entitled to a 1% interest in the profits, losses and cash distributions of the Partnership. The General Partner is the sole holder of such interests. Special allocations of income are made to the General Partner equal to the deficit balance, if any, in the capital account of the General Partner. The General Partner's annual allocation of net income will be equal to the General Partner's cash distributions paid during the current year. The remaining interests in the profits, losses and cash distributions of the Partnership are allocated to the limited partners. As of December 31, 2000, there were 4,967 limited partners holding units in the Partnership.

The Partnership engaged in a plan to repurchase up to 250,000 depositary units. There were no repurchases of depositary units in 1998, 1999, or 2000. As of December 31, 2000, the Partnership had purchased a cumulative total of 199,650 depositary units at a cost of $2.6 million. The General Partner does not plan any future repurchases of depositary units on behalf of the Partnership.












                      (This space intentionally left blank)










ITEM 6.       SELECTED FINANCIAL DATA

Table 2, below, lists selected financial data for the Partnership:

                                     TABLE 2

                        For the years ended December 31,
 (In thousands of dollars, except per weighted-average depositary unit amounts)

                                          2000             1999            1998            1997             1996
                                     ----------------------------------------------------------------------------------
Operating results:

  Total revenues                       $    6,669       $    6,816      $    8,366      $   12,462       $   23,859
  Net gain on disposition
    of equipment                              486              156             733           3,265           13,304
  Equity in net income (loss) of
    unconsolidated special-
    purpose entities                        1,606            2,047           (895)            (483)           8,728
  Net income                                3,804            4,321           1,807           5,685           23,847

At year-end:
  Total assets                         $    5,497       $    7,217      $   13,020      $   20,006       $   20,749
  Total liabilities                           257              463             693           1,308            1,331

Cash distribution                      $    3,858       $    3,850      $    4,695      $    6,405       $    8,358

Special distribution                   $    1,460       $    6,044      $    3,483      $       --       $   10,242

Cash and special distribution
  representing a return of capital
  to the limited partners              $    1,514       $    5,573      $    6,560      $      754       $       --

Per weighted-average depositary unit:
Net income                             $     0.66 1     $     0.75 1    $     0.31 1    $     0.97 1     $     4.08(1)

Cash distribution                      $     0.66       $     0.66      $     0.81      $     1.10       $     1.43

Special distribution                   $     0.25       $     1.04      $     0.60      $       --       $     1.75

Cash and special distribution
 representing a return of capital
  to the limited partners              $     0.26       $     0.96      $     1.13      $     0.13       $       --

----------------------------------

1 After reduction of income of $14,000 ($0.00 per weighted-average depositary unit) in 2000, $0.1 million ($0.01 per weighted-average depositary unit) in 1999, $0.3 million ($0.04 per weighted-average depositary unit) in 1998, $41,000 ($0.01 per weighted-average depositary unit) in 1997, and $0.1 million ($0.02 per weighted-average depositary unit) in 1996, representing allocations to the General Partner resulting from an amendment to the partnership agreement (see
Note 1 to the audited financial statements).



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

(B)  Results of Operations -- Factors Affecting Performance

(1)  Re-leasing Activity and Repricing Exposure to Current Economic Conditions

The exposure of the Partnership's equipment portfolio to repricing risk occurs whenever the leases for the equipment expire or are otherwise terminated and the equipment must be remarketed. Major factors influencing the current market rate for the Partnership's equipment include, but are not limited to, supply and demand for similar or comparable types of transport capacity, desirability of the equipment in the leasing market, market conditions for the particular industry segment in which the equipment is to be leased, overall economic conditions, and various regulations concerning the use of the equipment. Equipment that is idle or out of service between the expiration of a lease and the assumption of a subsequent lease can result in a reduction of contribution to the Partnership. The Partnership experienced re-leasing activity or repricing exposure in 2000 primarily in its, trailer, container, and railcar portfolios.

    (a) Trailers: The Partnership's trailer portfolio operated in short-term rental facilities. The relatively short duration of most leases in these operations exposed the trailers to considerable re-leasing activity. Contributions from the Partnership's trailers that operated in short-term rental facilities decreased in 2000 compared to 1999 due to the sale of all the trailers in the short term rental facilities.

    (b) Railcars: The majority of the Partnership's railcar equipment remained on lease throughout the year. While renewals of existing leases continue at similar or slightly lower rates, some tank cars have been renewed for "winter only" terms of approximately six months. As a result, it is anticipated that there will be more pressurized tank cars than usual coming up for renewal in the spring.

    (c) Marine containers: The Partnership's marine container portfolio is operated in utilization-based leasing pools and, as such, is highly exposed to repricing activity. The Partnership saw lower re-lease rates and lower utilization on the remaining marine containers fleet during 2000. Since this Partnership is in the liquidation phase, containers remain off lease while waiting to be sold and thus utilization on the Partnership's containers decreased in 2000.

(2)  Equipment Liquidations

Liquidation of Partnership equipment and investment in unconsolidated special-purpose entities (USPEs) represents a reduction in the size of the equipment portfolio and may result in reduction of contributions to the Partnership. During 2000, the Partnership disposed of railcars, trailers, and marine containers and its interest in an USPE owning an aircraft with an aggregate net book value of $0.9 million for proceeds net of commissions of $2.8 million.


(3)   Equipment Valuation

In accordance with Financial Accounting Standards Board (FASB) Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of", the General Partner reviews the carrying value of the Partnership's portfolio at least quarterly and whenever circumstances indicate that the carrying value of an asset may not be recoverable in relation to expected future market conditions for the purpose of assessing the recoverability of the recorded amounts. If the projected undiscounted future lease revenue plus residual values and fair values are less than the carrying values of the equipment, a loss on revaluation is recorded. No reductions to the carrying value of equipment were required in 2000, 1999 or 1998.

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

For the year ended December 31, 2000, the Partnership generated $3.6 million in operating cash (net cash provided by operating activities, plus non-liquidating cash distributions from USPEs), to meet its operating obligations, but used undistributed available cash from prior periods and proceeds from asset sales and liquidating distributions from USPEs of $1.8 million to maintain the current level of distributions and to make a special distribution to the partners.

The Partnership's investment in USPEs declined $0.8 million in 2000 due to distributions received from the USPE's of $2.3 million partially offset by the Partnership's share of income from these entities of $1.6 million.

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

(D)  Results of Operations Year-to-Year Detailed Comparison

(1) Comparison of the Partnership's Operating Results for the Years Ended December 31, 2000 and 1999.

(a)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance and asset-specific insurance expenses) on owned equipment decreased during the year ended December 31, 2000, compared to the same period of 1999. Certain expenses such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 5 to the audited financial statements), are not included in the owned equipment operations discussion because these expenses are more indirect in nature, not a result of operations but more the result of owning a portfolio of equipment.


The following table presents lease revenues less direct expenses by segment (in thousands of dollars):


                                                         For the Years Ended
                                                             December 31,
                                                        2000             1999
                                                      --------------------------
Rail equipment                                        $ 3,949          $ 3,972
Trailers                                                  192              330
Marine containers                                          98              140


Rail equipment: Rail equipment lease revenues and direct expenses were $5.6 million and $1.7 million, respectively, for the year ended December 31, 2000, compared to $5.7 million and $1.8 million, respectively, for the same period of 1999. Direct revenues and expenses were slightly lower due to a group of railcars being off lease at the end of 2000.

Trailers: Trailer lease revenues and direct expenses were $0.3 million and $0.1 million, respectively, for the year ended December 31, 2000, compared to $0.5 million and $0.1 million, respectively, for the same period of 1999. The decrease in trailer contribution resulted from the sale of the Partnership's remaining trailers in 2000.

Marine containers: Marine container lease revenues and direct expenses were $0.1 million and $1,000 respectively, for the years ended December 31, 2000 and 1999.

(b)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses were $2.6 million for the years ended December 31, 2000 and 1999. While there was no change in the total indirect expenses from 1999 to 2000, some components of these expenses had material fluctuations. Significant fluctuations are as follows:

     i) a $0.1 million decrease in depreciation expense due to equipment dispositions.

     ii)  a $0.1 million decrease in management fee reflects reduced cash flow.

     iii) a $0.2 million increase in bad debt expense related to the receipt of an accounts receivable in 1999 that had been previously reserved for as bad debt. A similar event did not occur in 2000.

(c)  Net Gain on Disposition of Owned Equipment

The net gain on disposition of owned equipment for 2000 totaled $0.5 million, and resulted from the sale of marine containers, railcars, and trailers, with an aggregate net book value of $0.6 million, for aggregate proceeds of $1.1 million. In 1999, the net gain on disposition of owned equipment totaled $0.2 million, and resulted from the sale of marine containers, trailers and railcars, with an aggregate net book value of $0.1 million, for aggregate proceeds of $0.3 million.

(d)  Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):

                                                        For the Years
                                                      Ended December 31,
                                                    2000              1999
                                                 -----------------------------
Aircraft                                         $  1,308          $  2,531
Marine vessel                                         298              (484 )
                                                 -----------------------------
    Equity in net income (loss) of USPEs         $  1,606          $  2,047
                                                 =============================

Aircraft: The Partnership's remaining interest in an entity which owned an aircraft was sold in the first quarter of 2000 for a gain of $1.4 million. This aircraft was off lease during 2000 and 1999. In 1999, the Partnership sold it's interest in an entity owning a commercial aircraft for gain of $3.0 million. The aircraft had revenues and expenses of $0.2 million and $0.2 million respectively, prior to its sale.

Marine vessel: As of December 31, 2000 and 1999, the Partnership had an interest in an entity that owns a marine vessel. The Partnership's share of marine vessel revenues and expenses was $4.0 million and $3.7 million for 2000, compared to $2.0 million and $2.5 million, respectively, for 1999. Marine vessel contribution increased due to higher charter rates during 2000. Higher voyage charter rates in 2000 were due to the increased demand for petroleum products in Europe and Asia. Expenses increased in 2000 due to additional voyages made in 2000 compared to 1999.

(e)  Net Income

As a result of the foregoing, the Partnership's net income of $3.8 million for the year ended December 31, 2000, decreased from net income of $4.3 million during the same period of 1999. The Partnership's ability to operate and liquidate assets and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the year ended December 31, 2000 is not necessarily indicative of future periods. In 2000 the Partnership distributed $5.3 million to the limited partners, or $0.91 per weighted-average depositary unit.

(2) Comparison of the Partnership's Operating Results for the Years Ended December 31, 1999 and 1998

(a) Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating expenses, and asset-specific insurance expenses) on owned equipment decreased during the year ended December 31, 1999, compared to the same period of 1998. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                                         For the Years Ended
                                                             December 31,
                                                        1999             1998
                                                      --------------------------
Rail equipment                                        $ 3,972          $ 4,064
Trailers                                                  330              866
Marine containers                                         140              231

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

(d)  Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):

                                                         For the Years
                                                       Ended December 31,
                                                     1999              1998
                                                  -----------------------------
Aircraft                                             2,531            (1,323)
Marine vessel                                     $   (484)         $    428
                                                  -----------------------------
    Equity in net income (loss) of USPEs          $  2,047          $   (895)
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

Marine vessel: As of December 31, 1999 and 1998, the Partnership had an interest in an entity that owns a marine vessel. The Partnership's share of marine vessel revenues and expenses was $2.0 million and $2.5 million for 1999, compared to $2.6 million and $2.2 million, respectively, for 1998. Marine vessel contribution decreased due to lower charter rates during 1999, the vessel being off lease for scheduled maintenance, and higher operating costs associated with being on a voyage charter.

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

During 2000, the Partnership's equipment on lease to U.S. domiciled lessees consisted of railcars and trailers. During 2000, lease revenues in the U.S. accounted for 20% of the lease revenues generated by wholly and partially-owned equipment. This equipment generated net income of $0.5 million.

The Partnership's equipment leased to Canadian-domiciled lessees consists of railcars. During 2000, lease revenues in Canada accounted for 38% of total lease revenues of wholly and partially owned equipment. This equipment generated net income of $2.4 million.

The Partnership's 50% investment in a marine vessel and marine containers, which were operated worldwide in 2000, and accounted for 41% of the lease revenues generated by wholly and partially owned equipment. This equipment generated net income of $0.3 million in 2000.

(F)  Inflation

Inflation had no significant impact on the Partnership's operations during 2000, 1999, or 1998.

(G)  Forward-Looking Information

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

(H)  Outlook for the Future

Since the Partnership entered its orderly liquidation phase in the first quarter of 1998, the General Partner is seeking to selectively re-lease or sell assets as the existing leases expire. Sale decisions will cause the operating performance of the Partnership to decline over the remainder of its life.

Several factors may affect the Partnership's operating performance in 2001 and beyond, including changes in the markets for the Partnership's equipment and changes in the regulatory environment in which that equipment operates. Liquidation of the Partnership equipment and investment in the USPE represents a reduction in the size of the portfolio and may result in a reduction of contribution to the Partnership.

Additionally, while railcar loadings in North America have continued to be high, a softening in the market is expected to put downward pressure on lease rates as cars come up for renewal. Lease rates in this market are showing signs of weakness and this has lead to lower contribution to the Partnership as existing leases expire and renewal leases are negotiated.

Liquidation of the Partnership's equipment represents a reduction in the size of the equipment portfolio and may result in a reduction of contribution to the Partnership. Other factors affecting the Partnership's contribution in 2001 and beyond includes:

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

The Partnership intends to use cash flow from operations to satisfy its operating requirements and pay cash distributions to the partners.

Several other factors may affect the Partnership's operating performance in the year 2001 and beyond, including changes in the markets for the Partnership's equipment and changes in the regulatory environment in which that equipment operates.

(1)    Repricing Risk

Certain of the Partnership's marine vessel, railcars and marine containers will be remarketed in 2001 as existing leases expire, exposing the Partnership to some repricing risk/opportunity. Additionally, the General Partner may elect to sell certain underperforming equipment or equipment whose continued operation may become prohibitively expensive. In either case, the General Partner intends to re-lease or sell equipment at prevailing market rates; however, the General Partner cannot predict these future rates with any certainty at this time, and cannot accurately assess the effect of such activity on future Partnership performance. The proceeds from the sold or liquidated equipment will be distributed to the limited partners, or held for operating reserves.

(2)    Impact of Government Regulations on Future Operations

The General Partner operates the Partnership's equipment in accordance with current applicable regulations (see Item 1, Section E, Government Regulations). However, the continuing implementation of new or modified regulations by some of the authorities mentioned previously, or others, may adversely affect the Partnership's ability to continue to own or operate equipment in its portfolio. Additionally, regulatory systems vary from country to country, which may increase the burden to the Partnership of meeting regulatory compliance for the same equipment operated between countries. Currently, the General Partner has observed rising insurance costs to operate certain vessels into US ports resulting from implementation of the U.S. Oil Pollution Act of 1990. Ongoing changes in the regulatory environment, both in the United States and internationally, cannot be predicted with accuracy, and preclude the General Partner from determining the impact of such changes on Partnership operations, or sale of equipment. The U.S. Department of Transportation's Hazardous Materials Regulations regulates the classification and packaging requirements of hazardous materials which apply particularly to the Partnership's tank railcars. The Federal Railroad Administration has mandated that effective July 1, 2000, all tank railcars must be re-qualified every ten years from the last test date stenciled on each railcar to insure tank shell integrity. Tank shell thickness, weld seams, and weld attachments must be inspected and repaired if necessary to re-qualify a tank railcar for service. The average cost of this inspection is $1,800 for non-jacketed tank railcars and $3,600 for jacketed tank railcars, not including any necessary repairs. This inspection is to be performed at the next scheduled tank test and every ten years thereafter. The Partnership owns 847 of these type of railcars. As of December 31, 2000, 75 have been inspected and no defects have been found.

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



ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's primary market risk exposure is that of currency devaluation risk. During 2000, 80% of the Partnership's total lease revenues from wholly- and partially-owned equipment came from non-United States domiciled lessees. Most of the leases require payment in United States (U.S.) currency. If these lessees currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated lease payment.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements for the Partnership are listed in the Index to Financial Statements included in Item 14 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


None.






                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF PLM FINANCIAL SERVICES, INC
          ---------------------------------------------------------------

As of the filing date of this report, the directors and executive officers of PLM Financial Services, Inc. (and key executive officers of its subsidiaries) are as follows:

Name                Age  Position
----------------- ---- ---------------------------------------------------------

Stephen M. Bess   55   President, PLM Financial Services, Inc.,
                       PLM Investment Management, Inc. and
                       PLM Transportation Equipment Corporation,
                       Director of PLM Financial Services, Inc.

Richard K Brock   38   Vice President and Chief Financial Officer,
                       PLM Financial Services, Inc.,
                       PLM Investment Management, Inc. and
                       PLM Transportation Equipment Corporation,
                       Director of PLM Financial Services, Inc.

Susan C. Santo    38   Vice President, Secretary, and General Counsel,
                       PLM Financial Services, Inc.,
                       Director of PLM Financial Services, Inc.

Stephen M. Bess was appointed a Director of PLM Financial Services, Inc. in July 1997. Mr. Bess President of Financial Services, Inc. has served as President of PLM Investment Management, Inc., an indirect wholly-owned subsidiary of PLM International, since August 1989, and as an executive officer of certain other of PLM International's subsidiaries or affiliates since 1982.

Richard K Brock was appointed a Director of PLM Financial Services, Inc. in October 1, 2000. Mr. Brock was appointed as Vice President and Chief Financial Officer of PLM International and PLM Financial Services, Inc. in January 2000, having served as Acting Chief Financial Officer since June 1999 and as Vice President and Corporate Controller of PLM International and PLM Financial Services, Inc. since June 1997. Prior to June 1997, Mr. Brock served as an accounting manager beginning in September 1991 and as Director of Planning and General Accounting beginning in February 1994.

Susan C. Santo was appointed a Director of PLM Financial Services, Inc., a subsidiary of PLM International, in October 1, 2000. Miss Santo was appointed as Vice President, Secretary, and General Counsel of PLM International and PLM Financial Services, Inc. in November 1997. She has worked as an attorney for PLM International and PLM Financial Services, Inc. since 1990 and served as its Senior Attorney from 1994 until her appointment as General Counsel.

The directors of PLM Financial Services, Inc. are elected for a one-year term or until their successors are elected and qualified. No family relationships exist between any director or executive officer of PLM Financial Services, Inc., PLM Transportation Equipment Corp., or PLM Investment Management, Inc.


ITEM 11. EXECUTIVE COMPENSATION

The Partnership has no directors, officers, or employees. The Partnership had no pension, profit sharing, retirement, or similar benefit plan in effect as of December 31,2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

(A)  Security Ownership of Certain Beneficial Owners

     The General Partner is entitled to a 1% interest in the profits and losses and distributions of the Partnership subject to certain allocations of income. In addition to its General Partner interest, FSI owned 1,500 units in the Partnership at December 31, 2000. As of December 31, 2000, no investor was known by the General Partner to beneficially own more than 5% of the depositary units of the Partnership.

(B)  Security Ownership of Management

     Table 3, below, sets forth, as of the date of this report, the amount and percentage of the Partnership's outstanding depositary units beneficially owned by each of the directors and executive officers and all directors and executive officers as a group of the General Partner and its affiliates:


                                     TABLE 3

Name                               Depositary Units         Percentage of Units
----                               ----------------         -------------------

Robert N. Tidball                          400                       *

All directors and officers
as a group (1 person)                      400                       *

* Less than 1%.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(A)  Transactions with Management and Others

     During 2000, management fees paid or accrued to IMI were $0.4 million. During 2000, the Partnership reimbursed FSI or its affiliates $0.2 million for administrative services and data processing expenses performed on behalf of the Partnership.

     During 2000, the Partnership's proportional share of ownership of the USPEs, paid or accrued the following fees to FSI or its affiliates: administrative and data processing services, $37,000. Management fees of $0.1 million paid by the USPEs in 2000 on the marine vessel.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS,  SCHEDULES AND REPORTS ON FORM 8-K

     (A) 1.    Financial Statements

               The financial statements listed in the accompanying Index to Financial Statements are filed as part of this Annual Report on Form 10-K.

         2.   Financial Statements required under Regulation S-X Rule 3-09.

              The following financial statements are filed as exhibits of the Annual Report on Form 10-K:

              a. Boeing 767

     (B)      Schedule II Valuation Accounts

              All other financial statement schedules have been omitted, because the required information is not pertinent to the registrant or is not material, or because the information required is included in the financial statements and notes thereto.

     (C)       Reports on Form 8-K

               None.

     (D)       Exhibits

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

        24.    Powers of Attorney.

         Financial Statements required under Regulation S-X Rule 3-09:

             99.1. Boeing 767





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


Dated: March 14, 2001                      PLM EQUIPMENT GROWTH FUND
                                           PARTNERSHIP

                                           By:      PLM Financial Services, Inc.
                                                    General Partner



                                           By:      /s/ Stephen M. Bess
                                           -----------------------------------
                                                    Stephen M. Bess
                                                    President and Director



                                           By:      /s/ Richard K Brock
                                           -----------------------------------
                                                    Richard K Brock
                                                    Vice President and
                                                    Chief Financial Officer




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors of the Partnership's General Partner on the dates indicated.


Name                         Capacity                          Date
----                         --------                          ----

*_______________________
Stephen M. Bess              Director, FSI                     March 14, 2001


*_______________________
Richard K Brock              Director, FSI                     March 14, 2001


*_______________________
Susan C. Santo               Director, FSI                     March 14, 2001


* Susan C. Santo, by signing her name hereto, does sign this document on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.


/s/ Susan C. Santo
------------------------
Susan C. Santo
Attorney-in-Fact






                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)

                          INDEX TO FINANCIAL STATEMENTS

                                  (Item 14(a))




                                                                          Page



Independent auditors' report                                                22

Balance sheets as of December 31, 2000 and 1999                             23

Statements of income for the years ended
   December 31, 2000, 1999, and 1998                                        24

Statements of changes in partners' capital for the years
   ended December 31, 2000, 1999, and 1998                                  25

Statements of cash flows for the years ended
   December 31, 2000, 1999, and 1998                                        26

Notes to financial statements                                            27-36

Independent auditor report on financial statement schedule                  37

Schedule II  Valuation Accounts                                             38






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

We have conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1 to the financial statements, PLM Equipment Growth Fund, in accordance with the limited partnership agreement, entered its liquidation phase on January 1, 1998 and has commenced an orderly liquidation of the Partnership assets. The Partnership will terminate on December 31, 2006, unless terminated earlier upon sale of all equipment or by certain other events.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PLM Equipment Growth Fund as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.






SAN FRANCISCO, CALIFORNIA
March 13, 2001




                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)
                                 BALANCE SHEETS
                                  December 31,
                 (in thousands of dollars, except unit amounts)



                                                                                    2000                1999
                                                                                ----------------------------------
ASSETS

Equipment held for operating leases, at cost                                    $   22,046           $   24,580
Less accumulated depreciation                                                      (20,414)             (20,967)
                                                                                 ---------------------------------
    Net equipment                                                                    1,632                3,613

Cash and cash equivalents                                                            2,596                1,446
Accounts receivable, less allowance for doubtful accounts
      of $103 in 2000 and $36 in 1999                                                  203                  365
Investments in unconsolidated special-purpose entities                               1,028                1,755
Prepaid expenses and other assets                                                       38                   38
                                                                                 ---------------------------------

      Total assets                                                              $    5,497           $    7,217
                                                                                 =================================

Liabilities and partners' capital

Liabilities:
Accounts payable and accrued expenses                                           $      219           $      337
Due to affiliates                                                                       36                   63
Lessee deposits                                                                          2                   63
                                                                                 ---------------------------------
  Total liabilities                                                                    257                  463
                                                                                 ---------------------------------

Partners' capital:
Limited partners (5,785,725 depositary units as of
    December 31, 2000 and 1999)                                                      5,240                6,754
General Partner                                                                         --                   --
                                                                                 ---------------------------------
  Total partners' capital                                                            5,240                6,754
                                                                                 ---------------------------------

      Total liabilities and partners' capital                                   $    5,497           $    7,217
                                                                                 =================================






                 See accompanying notes to financial statements.








                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)
                              STATEMENTS OF INCOME
                        For the Years Ended December 31,
         (in thousands of dollars, except weighted-average unit amounts)


                                                                             2000            1999           1998
                                                                         --------------------------------------------
REVENUES

Lease revenue                                                             $   6,019       $   6,339      $   7,393
Interest and other income                                                       164             321            240
Net gain on disposition of equipment                                            486             156            733
                                                                          -------------------------------------------
  Total revenues                                                              6,669           6,816          8,366
                                                                          -------------------------------------------

EXPENSES

Depreciation                                                                  1,408           1,505          1,820
Repairs and maintenance                                                       1,764           1,876          2,213
Insurance expense to affiliate                                                   --              --            (45)
Other insurance expenses                                                         54              44             40
Management fees to affiliate                                                    357             415            505
General and administrative expenses to affiliate                                218             303            422
Other general and administrative expenses                                       572             516            704
Provision for (recovery of) bad debts                                            98            (117)             5
                                                                          -------------------------------------------
  Total expenses                                                              4,471           4,542          5,664
                                                                          -------------------------------------------

Equity in net income (loss) of unconsolidated
    special-purpose entities                                                  1,606           2,047           (895)
                                                                          -------------------------------------------

      Net income                                                          $   3,804       $   4,321      $   1,807
                                                                          ===========================================

Partners' share of net income

Limited partners                                                          $   3,751       $   4,222      $   1,536
General Partner                                                                  53              99            271
                                                                          -------------------------------------------

      Total                                                               $   3,804       $   4,321      $   1,807
                                                                          ===========================================

Limited Partners net income per weighted-average depositary unit          $    0.65       $    0.73      $    0.29
                                                                          ===========================================

Cash distribution                                                         $   3,858       $   3,850      $   4,695
Special distribution                                                          1,460           6,044          3,483
                                                                          -------------------------------------------
Total distribution                                                        $   5,318       $   9,894      $   8,178
                                                                          ===========================================

Per weighted-average depositary unit:
Cash distribution                                                         $    0.66       $    0.66      $    0.81
Special distribution                                                           0.25            1.04           0.60
                                                                          -------------------------------------------
Total distribution                                                        $    0.91       $    1.70      $    1.41
                                                                          ===========================================






                 See accompanying notes to financial statements.






                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              For the Years Ended December 31, 2000, 1999, and 1998
                            (in thousands of dollars)


                                                                Limited         General
                                                                Partners        Partner           Total
                                                               --------------------------------------------

  Partners' capital (deficit) as of December 31, 1997             $ 18,887        $  (189)        $   18,698

Net income                                                           1,536            271              1,807

Cash distribution                                                   (4,648)           (47)            (4,695)

Special distribution                                                (3,448)           (35)            (3,483)
                                                                ---------------------------------------------

  Partners' capital as of December 31, 1998                         12,327             --             12,327

Net income                                                           4,222             99              4,321

Cash distribution                                                   (3,811)           (39)            (3,850)

Special distribution                                                (5,984)           (60)            (6,044)
                                                                -----------------------------------------------

  Partners' capital as of December 31, 1999                          6,754             --              6,754

Net income                                                           3,751             53              3,804

Cash distribution                                                   (3,819)           (39)            (3,858)

Special distribution                                                (1,446)           (14)            (1,460)
                                                                -----------------------------------------------

  Partners' capital as of December 31, 2000                       $  5,240        $    --         $    5,240
                                                                ===============================================

















                       See accompanying notes to financial statements.




                                          PLM EQUIPMENT GROWTH FUND
                                           (A Limited Partnership)
                                           STATEMENTS OF CASH FLOWS
                                       For the Years Ended December 31,
                                          (in thousands of dollars)

                                                                            2000           1999            1998
                                                                         ----------------------------------------------
 OPERATING ACTIVITIES
 Net income                                                              $     3,804      $     4,321      $      1,807
 Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
   Depreciation                                                                1,408            1,505             1,820
   Net gain on disposition of equipment                                         (486)            (156)             (733)
   Equity in net (income) loss from unconsolidated special-
       purpose entities                                                       (1,606)          (2,047)              895
   Changes in operating assets and liabilities:
     Accounts receivable, net                                                    162              (60)              613
     Due from affiliate                                                           --               --               353
     Prepaid expenses and other assets                                            --              (12)                5
     Accounts payable and accrued expenses                                      (118)             206              (604)
     Due to affiliates                                                           (27)            (462)               (4)
     Lessee deposits and reserve for repairs                                     (61)              26                (7)
                                                                         -------------------------------------------------
       Net cash provided by operating activities                               3,076            3,321             4,145
                                                                         -------------------------------------------------

 INVESTING ACTIVITIES
 Payments for capital improvements                                                --              (31)             (108)
 Additional investment in unconsolidated special-purpose
     entities to fund operations                                                  --             (835)             (721)
 Liquidation of investment in equipment placed in
     unconsolidated special-purpose entities                                   1,769            4,794             1,101
 Distribution from unconsolidated special-purpose entities                       564              482               557
 Proceeds from disposition of equipment                                        1,059              320             1,908
                                                                         -------------------------------------------------
       Net cash provided by investing activities                               3,392            4,730             2,737
                                                                         -------------------------------------------------

 FINANCING ACTIVITIES
 Cash distribution paid to limited partners                                   (3,819)          (3,811)           (4,648)
 Cash distribution paid to General Partner                                       (39)             (39)              (47)
 Special distribution paid to limited partners                                (1,446)          (5,984)           (3,448)
 Special distribution paid to General Partner                                    (14)             (60)              (35)
                                                                         ------------------------------------------------
 Net cash used in financing activities                                        (5,318 )         (9,894 )          (8,178 )
                                                                         ------------------------------------------------

 Net increase (decrease) in cash and cash equivalents                          1,150           (1,843)           (1,296)
 Cash and cash equivalents at beginning of year                                1,446            3,289             4,585
                                                                         ------------------------------------------------
 Cash and cash equivalents at end of year                                $     2,596      $     1,446      $      3,289
                                                                         ================================================





                 See accompanying notes to financial statements.



                            PLM EQUIPMENT GROWTH FUND
                              A Limited Partnership
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000

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

      DEPRECIATION

      Depreciation of transportation equipment held for operating leases is computed on the double-declining balance method, based upon estimated useful lives of 15 years for railcars and 12 years for other equipment types. The depreciation method converts to straight line when annual depreciation expense using the straight-line method exceeds that calculated by the accelerated method.




                            PLM EQUIPMENT GROWTH FUND
                              A Limited Partnership
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000

1.    BASIS OF PRESENTATION (CONTINUED)

       TRANSPORTATION EQUIPMENT

       In accordance with the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). The General Partner reviews the carrying value of the Partnership's equipment at least quarterly and whenever circumstances indicate the carrying value of an asset may not be recoverable in relation to expected future market conditions for the purpose of assessing recoverability of the recorded amounts. If projected undiscounted future cash flows and the fair value are lower than the carrying value of the equipment, a loss on revaluation is recorded. No reductions to the carrying value of equipment were required during 2000, 1999 or 1998.

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

      REPAIRS AND MAINTENANCE

      Repair and maintenance costs related to railcars, marine vessels, and trailers are usually the obligation of the Partnership. Maintenance costs of the marine containers are the obligation of the lessee. If they are not covered by the lessee, they are charged against operations as incurred.

      NET INCOME AND DISTRIBUTIONS PER DEPOSITARY UNIT

      Cash distributions of the Partnership are allocated 99% to the limited partners and 1% to the General Partner and may include amounts in excess of net income. Net income is allocated to the General Partner to the extent necessary to cause the General Partner's capital account to equal zero. The General Partner received an allocation of income in the amount of $0.1 million in 2000, $0.1 million in 1999, and $41,000 in 1998. In
      1998, the General Partner received an additional allocation of income of $0.2 million to adjust its capital account to zero in accordance with the Partnership agreements. The limited partners' net income is allocated among the limited partners based on the number of limited partnership units owned by each limited partner and on the number of days of the year each limited partner is in the Partnership.

      Cash distributions are recorded when paid and may include amounts in excess of net income. An operating cash distribution of $1.0 million ($0.164 per depositary unit) was declared on January 24, 2001 and paid on February 15, 2001 to the unitholders of record as of December 31, 2000.

      Special distributions of $1.5 million, $6.0 million, and $3.5 million were paid in 2000, 1999, and 1998 respectively. Cash distributions to investors in excess of net income are considered a return of capital. Cash distributions to limited partners of $1.5 million in 2000, $5.6 million in 1999 and $6.6 million in 1998 were deemed to be a return of capital.





                            PLM EQUIPMENT GROWTH FUND
                              A Limited Partnership
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000

1.    BASIS OF PRESENTATION (CONTINUED)

      NET INCOME PER WEIGHTED-AVERAGE DEPOSITARY UNIT

      Net income per weighted-average depositary unit was computed by dividing net income attributable to limited partners by the weighted-average number of depositary units deemed outstanding during the period. The weighted-average number of depositary units deemed outstanding during the years ended December 31, 2000, 1999, and 1998 were 5,785,725.

      CASH AND CASH EQUIVALENTS

      The Partnership considers highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less as cash equivalents. The carrying amount of cash equivalents approximates fair market value due to the short-term nature of the investments.

      COMPREHENSIVE INCOME

      The Partnership's net income is equal to comprehensive income for the years ended December 31, 2000, 1999, and 1998.

2.    GENERAL PARTNER AND TRANSACTIONS WITH AFFILIATES

      An officer of FSI contributed $100 of the Partnership's initial capital. Under the equipment management agreement, IMI receives a monthly management fee attributable to either owned equipment or interests in equipment owned by the USPEs equal to the greater of (a) 10% of cash flows or (b) 1/12 of 1/2% of the book value of the equipment portfolio, subject to a reduction in certain events, as described in the limited partnership agreement. Partnership management fees of $36,000 and $0.1 million were payable to IMI as of December 31, 2000 and 1999. The Partnership's proportional share of USPE management fees of $26,000 and $0 was payable as of December 31, 2000 and 1999, respectively. The Partnership's proportional share of USPE management fee expense during 2000, 1999 and 1998 was $0.1 million , $0 and $0.1 million, respectively. Additionally, the Partnership reimbursed FSI and its affiliates $0.2 million, $0.3 million, and $0.4 million for administrative services and data processing expenses performed on behalf of the Partnership in 2000, 1999, and 1998, respectively. The Partnership's proportional share of USPE administrative and data processing expenses was $37,000, $56,000 and $26,000 during 2000, 1999, and 1998, respectively.





                            PLM EQUIPMENT GROWTH FUND
                              A Limited Partnership
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000

3.    Equipment

      The components of owned equipment as of December 31, 2000 and 1999 are as follows (in thousands of dollars):

       Equipment held for operating leases        2000                1999
 ------------------------------------------   ----------------------------------

Rail equipment                                 $   21,340          $   21,392
Marine containers                                     706               1,571
Trailers                                               --               1,617
                                               ---------------------------------
                                                   22,046              24,580
Less accumulated depreciation                     (20,414)            (20,967)
                                               ---------------------------------
  Net equipment                                $    1,632          $    3,613
                                               =================================

      Revenues are earned under operating leases that are billed monthly or quarterly. The Partnership's marine containers are leased to operators of utilization-type leasing pools, which include equipment owned by unaffiliated parties. In such instances, revenues received by the Partnership consist of a specified percentage of revenues generated by leasing the equipment to sublessees, after deducting certain direct operating expenses of the pooled equipment. Rents for railcars are based on a fixed rate.

      As of September 30, 2000, all the Partnership's trailers were sold. As of December 31, 1999, all of the Partnership's trailer equipment was in rental facilities operated by PLM Rental, Inc., an affiliate of the General Partner doing business as PLM Trailer Leasing. Rents are reported as revenue in accordance with Financial Accounting Standards Board Statement No.13 "Accounting For Leases". Direct expenses associated with the equipment are charged directly to the Partnership. An allocation of indirect expenses of the rental yard operations was charged to the Partnership monthly.

      As of December 31, 2000, all owned equipment in the Partnership's portfolio was on lease except for 14 railcars with an aggregate net book value of $20,000. As of December 31, 1999, all owned equipment was on lease or operating in PLM-affiliated short term trailer facilities, except for 11 railcars with an aggregate net book value of $43,000.

      The General Partner, on behalf of the Partnership, incurred approximately $0 in 2000,and $0.1 million in 1999, and 1998, in capital improvements, but did not purchase any additional equipment, in accordance with the limited partnership agreement.

      During 2000, the Partnership sold marine containers, trailers and railcars with a net book value of $0.6 million, for $1.1 million. During 1999, the Partnership sold or disposed of marine containers, trailers and railcars with a net book value of $0.2 million, for $0.3 million.

      All leases for owned and partially owned equipment are being accounted for as operating leases. Future minimum rentals under noncancelable leases for owned and partially-owned equipment as of December 31, 2000, and during each of the next five years and thereafter, are approximately $3.0 million in 2001, $1.8 million in 2002, $1.2 million in 2003, $0.8 million in 2004, and $0.1 million thereafter. Per diem and short-term rentals consisting of utilization rate lease payments included in revenue amounted to approximately $0.4 million, $0.6 million and $1.4 million in 2000, 1999 and 1998, respectively.




                            PLM EQUIPMENT GROWTH FUND
                              A Limited Partnership
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000

4.   INVESTMENTS IN UNCONSOLIDATED SPECIAL-PURPOSE ENTITIES

     The following summarizes the financial information for the unconsolidated special-purpose entities and the Partnership's interest therein as of and for the years ended December 31: (in thousands of dollars):

                                    2000                            1999                            1998
                                    ------                          ------                          ------
                                          Net                                 Net                          Net Interest
                            Total          Interest         Total          Interest        Total                of
                            USPEs             of            USPEs             Of            USPEs          Partnership
                                          Partnership                     Partnership
                         ------------------------------    ---------------------------   ---------------------------------

Net investments          $    2,025     $      1,028     $    3,704     $       1,755    $   22,096     $          4,149
Revenues                     10,935            5,466          5,742             2,246        10,300                3,200
Net income (loss)             3,155            1,606         22,304             2,047          (934)                (895)

     The Partnership 50% investment in a marine vessel included a reserve for repairs of $0.4 million for required repairs on the vessel. The repairs are scheduled to be completed by March 31, 2001. Similar reserves were not established in 1999.

     The Partnership's 50% investment in a commercial aircraft, included in the investments in unconsolidated special-purpose entities, was off lease as of December 31, 1999 and 1998. In October 1999, this entity received a deposit for $0.2 million for the sale of the aircraft. The buyer failed to perform under the terms of the agreement and this deposit was recorded as income. This aircraft was sold in the first quarter of 2000 for a gain of $1.4 million.

5.   Operating Segments

     The Partnership operates or operated in five primary operating segments:, aircraft leasing, marine container leasing, marine vessel leasing, trailer leasing, and railcar leasing. Each equipment leasing segment engage in short-term to mid-term operating leases to a variety of customers.

     The General Partner evaluates the performance of each segment based on profit or loss from operations before allocation of general and administrative expenses, interest expense and certain other expenses. The segments are managed separately due to the utilization of different business strategies for each operation.






                            PLM EQUIPMENT GROWTH FUND
                              A Limited Partnership
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000

5.   OPERATING SEGMENTS (CONTINUED)

     The following tables present a summary of the operating segments (in thousands of dollars):

                                                      Marine    Marine
                                          Aircraft  Container   Vessel    Trailer    Railcar    All
    For the Year Ended December 31, 2000  Leasing    Leasing    Leasing   Leasing    Leasing    Other(1)  Total
    ------------------------------------  -------    -------    -------   -------    -------    --------  -----
    REVENUES
      Lease revenue                        $    --   $     99   $     --  $    273   $  5,647  $     --   $  6,019
      Interest income and other                 --         --         --        --         --       164        164
      Gain (loss) on disposition of             35        (43)        --       473         21        --        486
      equipment
                                          -------------------------------------------------------------------------
        Total revenues                          35         56         --       746      5,668       164      6,669
    COSTS AND EXPENSES
      Operations support                        --          1         --        81      1,698        38      1,818
      Depreciation                              --         55         --        61      1,292        --      1,408
      Management fees to affiliate              --         --         --        --         --       357        357
      General and administrative expenses        5          1          2        91        154       537        790
      Provision for (recovery of) bad           --         --         --        16         84        (2)        98
    debts
                                          -------------------------------------------------------------------------
        Total costs and expenses                 5         57          2       249      3,228       930      4,471
                                          -------------------------------------------------------------------------
    Equity in net income of USPEs            1,308         --        298        --         --        --      1,606
                                          -------------------------------------------------------------------------
                                          -------------------------------------------------------------------------
    Net income (loss)                      $ 1,338   $     (1)  $    296  $    497   $  2,440  $   (766)  $  3,804
                                          =========================================================================

    As of December 31, 2000
    Total assets                           $     2   $    174   $  1,028  $     --   $  1,661  $  2,632   $  5,497
                                          =========================================================================

(1) Includes interest income and costs not identifiable to a particular segment such as management fees to affiliate and certain general and administrative and operations support expenses.




                                                      Marine    Marine
                                          Aircraft  Container   Vessel    Trailer    Railcar   All
    For the Year Ended December 31, 1999  Leasing    Leasing    Leasing   Leasing    Leasing   Other(1)     Total
    ------------------------------------  -------    -------    -------   -------    -------   --------     -----

    REVENUES
      Lease revenue                        $    --   $    141   $     --  $    468   $  5,730  $     --   $  6,339
      Interest income and other                 --          5         --        --        157       159        321
      Gain (loss) on disposition of             12         (9 )       --       101         52        --        156
      equipment
                                          -------------------------------------------------------------------------
        Total revenues                          12        137         --       569      5,939       159      6,816
    COSTS AND EXPENSES
      Operations support                        --          1         --       138      1,758        23      1,920
      Depreciation                              --         95         --       108      1,302        --      1,505
      Management fees to affiliate              --         --         --        --         --       415        415
      General and administrative expenses        3          3          9       122        219       463        819
      Provision for (recovery of) bad           --         --         --        19       (133)       (3)      (117)
    debts
                                          -------------------------------------------------------------------------
        Total costs and expenses                 3         99         (9)      387      3,146       898      4,542
                                          -------------------------------------------------------------------------
    Equity in net income (loss) of USPEs     2,531         --       (484)       --         --        --      2,047
                                          -------------------------------------------------------------------------
                                          -------------------------------------------------------------------------
    Net income (loss)                      $ 2,540   $     38   $   (493) $    182   $  2,793  $   (739)  $  4,321
                                          =========================================================================

    As of December 31, 1999
    Total assets                           $   457   $    445   $  1,398  $    505   $  2,937  $  1,475   $  7,217
                                          =========================================================================
----------

(1) Includes interest income and costs not identifiable to a particular segment such as management fees to affiliate and certain general and administrative and operations support expenses.



                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000

5.   OPERATING SEGMENTS (CONTINUED)


                                                     Marine     Marine
                                          Aircraft  Container   Vessel    Trailer    Railcar   All
    For the Year Ended December 31, 1998  Leasing    Leasing    Leasing   Leasing    Leasing   Other(1)     Total
    ------------------------------------  -------    -------    -------   -------    -------   --------     -----

    REVENUES
      Lease revenue                        $    --   $    234   $     --  $  1,203   $  5,956  $     --   $  7,393
      Interest income and other                 --         --         --        --         62       178        240
      Gain (loss) on disposition of            (57)        (1)        --       630        161        --        733
      equipment
                                          -------------------------------------------------------------------------
        Total revenues (losses)                (57)       233         --     1,833      6,179       178      8,366
    COSTS AND EXPENSES
      Operations support                        --          4        (45)      337      1,892        20      2,208
      Depreciation and amortization             --        166         --       317      1,337        --      1,820
      Management fees to affiliate                                                                  505        505
      General and administrative expenses       17          4          5       289        206       605      1,126
      Provision for (recovery of)bad            --         --         --        20        (15)       --          5
    debts
                                          -------------------------------------------------------------------------
        Total costs and expenses                17        174        (40)      963      3,420     1,130      5,664
                                          -------------------------------------------------------------------------
    Equity in net income (loss) of USPEs     (1,323)       --        428        --         --        --       (895)
                                          -------------------------------------------------------------------------
                                          -------------------------------------------------------------------------
    Net income (loss)                      $ (1,397) $     59   $    468  $    870   $  2,759  $   (952)  $  1,807
                                          =========================================================================

    As of December 31, 1998
    Total assets                           $ 2,564   $    574   $  1,585  $    561   $  4,116  $  3,620   $ 13,020
                                          =========================================================================
----------

(1) Includes interest income and costs not identifiable to a particular segment such as interest expense, management fees to affiliate and certain general and administrative operations support expenses.

6.    GEOGRAPHIC INFORMATION

      The Partnership owns certain equipment that is leased and operated internationally. A limited number of the Partnership's transactions are denominated in a foreign currency. Gains or losses resulting from foreign currency transactions are included in the results of operations and are not material.

      The Partnership leases or leased its aircraft, railcars, and trailers to lessees domiciled in five geographic regions: Canada, the United States, South America, Europe, and Asia. Marine equipment is leased to multiple lessees in different regions who operate the marine equipment worldwide.

      The following table sets forth lease revenue information by region for the years ended December 31, as follows (in thousands of dollars):

                                   Owned Equipment                              Investments in USPEs
                       -----------------------------------------      ---------------------------------------
Region                    2000            1999           1998           2000           1999           1998
----------------------------------------------------------------      ---------------------------------------

  United States        $   2,055      $    1,369      $   2,173             --      $      --      $      --
  South America                               --             --             --            197            616
  Canada                   3,865           4,829          4,986             --             --             --
  Rest of the world           99             141            234          4,029          2,049          2,584
                       --------------------------------------------------------------------------------------
   Lease Revenues      $   6,019      $    6,339      $   7,393       $  4,029      $   2,246      $   3,200
                       ======================================================================================




                            PLM EQUIPMENT GROWTH FUND
                              A Limited Partnership
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000

6.    GEOGRAPHIC LOCATION (CONTINUED)

      The following table sets forth income (loss) information by region for the years ended December 31 (in thousands of dollars):

                                   Owned Equipment                              Investments in USPEs
                       --------------------------------------------------------------------------------------
Region                   2000           1999           1998            2000           1999           1998
-------------------------------------------------------------------------------------------------------------

  United States        $    491      $    (184)     $     145              --      $     --       $     --
  South America              --             --             --           1,308         2,980            158
  Canada                  2,447          3,168          3,409              --            --             --
  Asia                       --             --             --              --          (449)        (1,481)
  Rest of the world          (1)            38            100             298          (484)           428
                       --------------------------------------------------------------------------------------
  Regional
    income (loss)         2,937          3,022          3,654           1,606         2,047           (895)
  Administrative
    and other              (739)          (748)          (952)             --            --             --
                       --------------------------------------------------------------------------------------
                       --------------------------------------------------------------------------------------
Net income (loss)      $  2,198      $   2,274      $   2,702           1,606      $  2,047       $   (895)
                       ======================================================================================



The net book value of these assets at December 31, are as follows (in thousands of dollars):

                                   Owned Equipment                              Investments in USPEs
                       ------------------------------------------    ------------------------------------------
Region                    2000           1999            1998           2000           1999           1998
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------

  United States        $     302      $     933      $    1,233             --      $      --      $      --
  South America               --             --              --             --             --          2,064
  Canada                   1,203          2,294           3,445             --             --             --
  Asia                        --             --              --             --            357            498
  Rest of the world          127            386             573          1,028          1,398          1,587
                       ----------------------------------------------------------------------------------------

Net book value         $   1,632      $   3,613      $    5,251          1,028      $   1,755      $   4,149
                       ========================================================================================

7.    CONCENTRATIONS OF CREDIT RISK

      The Partnership did not have any customers that accounted for 10% or more of the total revenue for the year ended December 31, 2000 and 1999. The Partnership's only customer that accounted for 10% or more of the total consolidated revenues for the owned equipment and partially owned equipment during 1998 was Texaco (14%).

      As of December 31, 2000 and 1999, the General Partner believes the Partnership had no other significant concentrations of credit risk that could have a material adverse effect on the Partnership.

8.       INCOME TAXES
      The Partnership is not subject to income taxes, as any income or loss is included in the tax returns of the individual partners. Accordingly, no provision for income taxes has been made in the financial statements of the Partnership.



                            PLM EQUIPMENT GROWTH FUND
                              A Limited Partnership
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000

8.    INCOME TAXES (CONTINUED)

      As of December 31, 2000, the financial statement carrying values of certain assets and liabilities were approximately $17.0 million lower than the federal income tax bases of such assets and liabilities, primarily due to differences in depreciation methods and equipment reserves and the tax treatment of underwriting commissions and syndication costs.

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

      In 2000 and 1999, the General Partner paid special distributions of $0.25 and $1.04 per weighted-average depositary unit. The Partnership is not permitted to reinvest proceeds from sales or liquidations of equipment. These proceeds, in excess of operational cash requirements, are periodically paid out to limited partners in the form of special distributions. The sales and liquidations occur because of certain damaged equipment, the determination by the General Partner that it is the appropriate time to maximize the return on an asset through sale of that asset, and, in some leases, the ability of the lessee to exercise purchase options.



11.   Quarterly Results of Operations (unaudited) (continued)

      The following is a summary of the quarterly results of operations for the years ended December 31, 2000 (in thousands of dollars, except per share amounts):

                               March         June          September         December
                               31,           30,           30,               31,                Total
                              ------------------------------------------------------------------------------
Operating results:
  Total revenues              $     1,675  $     1,509   $         1,933   $         1,552    $    6,669
  Net income                        1,838          822             1,074                70         3,804

Per weighted-average depositary unit:

Limited partners'
  net income                  $      0.32  $      0.14   $          0.18   $          0.01    $     0.65


       The following is a summary of the quarterly results of operations for the years ended December 31, 1999 (in thousands of dollars, except per share amounts):

                               March         June          September         December
                               31,           30,           30,               31,                Total
                              ------------------------------------------------------------------------------
Operating results:
  Total revenues              $     1,810  $     1,664   $         1,511   $         1,831    $    6,816
  Net income                          767        3,086               165               303         4,321

Per weighted-average depositary unit:

Limited partners'
  net income                  $      0.13  $      0.53   $          0.02   $          0.05    $     0.73


12.   SUBSEQUENT EVENT

      On January 04, 2001, the General Partner for the Partnership announced that it has begun recognizing transfers involving trading of units in the partnership for the 2001 calendar year. The Partnership is listed on the OTC Bulletin Board under the symbols GFXPZ.

      In February 2001, PLM International, the parent of the Partnership, announced that MILPI Acquisition Corp. (MILPI) completed its cash tender offer for the outstanding common stock of PLM International. To date, MILPI has acquired 83% of the common shares outstanding. MILPI will complete its acquisition of PLM International by effecting a merger of PLM International into MILPI under Delaware law. The merger is expected to be completed after MILPI obtains approval of the merger by PLM International's shareholders pursuant to a special shareholders' meeting which is expected to be held during the first half of 2001.



                          Independent Auditors' Report



The Partners
PLM Equipment Growth Fund :


Under date of March 12, 2001, we reported on the balance sheets of PLM Equipment Growth Fund as of December 31, 2000 and 1999, and the related statements of income, changes in partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2000, as contained in the 2000 annual report to stockholders. These financial statements and our report thereon are included on Form 10-K for the year 2000. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.






San Francisco, CA
March 14, 2001



                                   SCHEDULE II


                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)
                        Valuation and Qualifying Accounts
                  Year Ended December 31, 2000, 1999, and 1998
                            (in thousands of dollars)


                                                                  Additions
                                             Balance at          Charged to                          Balance at
                                            Beginning of          Cost and                            Close of
                                                Year               Expense           Deductions         Year
                                           ----------------    ----------------     --------------  -------------
  Year Ended December 31, 2000
       Allowance for Doubtful Accounts     $         36       $          104        $       (37)    $      103
                                           ======================================================================

  Year Ended December 31, 1999
       Allowance for Doubtful Accounts     $        161       $         (114)       $       (11)    $       36
                                           ======================================================================

  Year Ended December 31, 1998
       Allowance for Doubtful Accounts     $        212       $            5        $       (56)    $      161
                                           ======================================================================








                            PLM EQUIPMENT GROWTH FUND

                                INDEX OF EXHIBITS


  EXHIBIT                                                                   PAGE

    4.     Limited Partnership Agreement of Registrant                        *

    4.1    Amendment  to Limited Partnership Agreement of Registrant          *

   10.1    Management Agreement between Registrant and PLM Investment         *
           Management, Inc.

   24.     Powers of Attorney                                              40-42

  99.1     Boeing 767                                                         43

----------------------------------
[FN]
* Incorporated by reference. See page 19 of this report.