Form 10-Q
period 2001-03-31
PLM EQUIPMENT GROWTH FUND
filed 2001-05-09
CIK 788813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarter ended March 31, 2001

                                       or

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
                                         BALANCE SHEETS
                         (in thousands of dollars, except unit amounts)


                                                                                                    March 31,           December 31,
                                                                                                      2001                   2000
                                                                                                    --------               --------
Assets

Equipment held for operating lease, at cost                                                         $ 21,982               $ 22,046
Less accumulated depreciation                                                                        (20,685)               (20,414)
                                                                                                    --------               --------
  Net equipment                                                                                        1,297                  1,632

Cash and cash equivalents                                                                              2,395                  2,596
Accounts receivable, less allowance for doubtful accounts
    of $ 84 in 2001 and $103 in 2000                                                                     350                    203
Investments in unconsolidated special-purpose entities                                                   603                  1,028
Prepaid expenses and other assets                                                                         59                     38
                                                                                                    --------               --------

    Total assets                                                                                    $  4,704               $  5,497
                                                                                                    ========               ========

Liabilities and partners' capital

Liabilities:
Accounts payable and accrued expenses                                                               $    166               $    219
Due to affiliates                                                                                         47                     36
Lessee deposits                                                                                           14                      2
                                                                                                    --------               --------
  Total liabilities                                                                                      227                    257
                                                                                                    --------               --------

Partners' capital:
Limited partners (5,785,725 depositary units
      as of March 31, 2001 and December 31, 2000)                                                      4,477                  5,240
General Partner                                                                                         --                     --
                                                                                                    --------               --------
  Total partners' capital                                                                              4,477                  5,240
                                                                                                    --------               --------

      Total liabilities and partners' capital                                                       $  4,704               $  5,497
                                                                                                    ========               ========




                                           See accompanying notes to financial statements.


                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)
                              STATEMENTS OF INCOME
         (in thousands of dollars, except weighted-average unit amounts)


                                                                         For the Three Months
                                                                           Ended March 31,
                                                                         2001           2000
                                                                     ---------------------------
          Revenues

          Lease revenue                                               $  1,445      $  1,637
          Interest and other income                                         38            19
          Net gain on disposition of equipment                              36            19
                                                                      -------------------------
            Total revenues                                               1,519         1,675
                                                                      -------------------------

          Expenses

          Depreciation                                                     330           363
          Repairs and maintenance                                          371           380
          Insurance expense                                                 62             9
          Management fees to affiliate                                      60            87
          General and administrative expenses to affiliates                117            68
          Other general and administrative expenses                        182           168
          (Recovery of) provision for bad debt expense                     (19)          48
                                                                      -------------------------
            Total expenses                                               1,103         1,123
                                                                      -------------------------

          Equity in net income (loss) of unconsolidated
              special-purpose entities                                    (221)       1,286
                                                                      -------------------------

              Net income                                              $    195      $  1,838
                                                                      =========================

          Partners' share of net income

          Limited partners                                            $    185      $  1,828
          General Partner                                                   10            10
                                                                      -------------------------

              Total                                                   $    195      $  1,838
                                                                      =========================


          Limited Partners net income per weighted-average
              depositary unit                                         $   0.03      $   0.32
                                                                      =========================

          Cash distributions                                          $    958      $    973
          =====================================================================================

          Cash distribution per weighted-average depositary unit      $   0.16      $   0.17
          =====================================================================================









                 See accompanying notes to financial statements.


                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
             For the period from December 31, 1999 to March 31, 2001
                            (in thousands of dollars)


                                                                  Limited              General
                                                                 Partners              Partner               Total
                                                               --------------------------------------------------------


Partners' capital as of December 31, 1999                       $ 6,754                $  --                $ 6,754

Net income                                                        3,751                     53                3,804

Cash distribution                                                (3,819)                   (39)              (3,858)

Special distribution                                             (1,446)                   (14)              (1,460)
                                                                -------                --------             -------

Partners' capital as of December 31, 2000                         5,240                   --                  5,240

Net income                                                          185                     10                  195

Cash distribution                                                  (948)                   (10)                (958)
                                                                -------                --------             -------
Partners' capital as of March 31, 2001                          $ 4,477                $  --                $ 4,477
                                                                =======                ========             =======



                                           See accompanying notes to financial statements.

                                                      PLM EQUIPMENT GROWTH FUND
                                                       (A Limited Partnership)
                                                      STATEMENTS OF CASH FLOWS
                                                      (in thousands of dollars)


                                                                                                           For the Three Months
                                                                                                               Ended March 31,
                                                                                                          2001                 2000
                                                                                                         -------            -------
      Operating activities

      Net income                                                                                         $   195            $ 1,838
      Adjustments to reconcile net income to net cash provided
          by (used in) operating activities:
        Depreciation                                                                                         330                363
        Net gain on disposition of equipment                                                                 (36)               (19)
        Equity in net loss (income) of unconsolidated
          special-purpose entities                                                                           221             (1,286)
        Changes in operating assets and liabilities:
          Accounts receivable, net                                                                          (147)               (18)
          Prepaid expenses and other assets                                                                  (21)                 9
          Accounts payable and accrued expenses                                                              (53)              (132)
          Due to affiliates                                                                                   11                (25)
          Lessee deposits                                                                                     12                (38)
                                                                                                         -------            -------
            Net cash provided by operating activities                                                        512                692
                                                                                                         -------            -------

      Investing activities

      Liquidation of investment in equipment placed in unconsolidated
          special-purpose entities                                                                          --                1,824
      Proceeds from disposition of equipment                                                                  41                119
      Distributions from (additional investments in) unconsolidated
          special-purpose entities                                                                           204               (126)
                                                                                                         -------            -------
            Net cash provided by investing activities                                                        245              1,817
                                                                                                         -------            -------

      Financing activities

      Cash distribution paid to limited partners                                                            (948)              (963)
      Cash distribution paid to General Partner                                                              (10)               (10)
                                                                                                         -------            -------
            Net cash used in financing activities                                                           (958)              (973)
                                                                                                         -------            -------

      Net (decrease) increase in cash and cash equivalents                                                  (201)             1,536
      Cash and cash equivalents at beginning of period                                                     2,596              1,446
                                                                                                         -------            -------
      Cash and cash equivalents at end of period                                                         $ 2,395            $ 2,982
                                                                                                         =======            =======


                                           See accompanying notes to financial statements.


                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001

1.  Opinion of Management

In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth Fund (the Partnership) as of March 31, 2001 and 2000, the statements of income for the three months ended March 31, 2001 and 2000, the statements of changes in Partners' capital from December 31, 1999 to March 31, 2001, and the statements of cash flows for the three months ended March 31, 2001 and 2000. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000, on file at the Securities and Exchange Commission.

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

3.  Cash Distributions

Cash distributions are recorded when paid and may include amounts in excess of net income that are considered to represent a return on capital. For the three months ended March 31, 2001 and 2000, cash distributions totaled $1.0 million. During the three months ended March 31, 2001 and 2000, cash distributions to unitholders of $0.9 million and $0, respectively, were deemed to be a return of capital.

            Operating cash distributions related to the results from the first quarter of 2001 of $0.7 million are to be paid during the second quarter of 2001.

4.  Transactions with General Partner and Affiliates

The balance due to affiliates as of March 31, 2001, includes $47,000 due to FSI and its affiliate for management fees and administrative expenses. The balance due to affiliates as of December 31, 2000 includes $36,000 due to FSI and its affiliate for management fees.

The Partnership's proportional share of the affiliated expenses incurred by the Unconsolidated Special Purpose Entities (USPEs) during 2001 and 2000 is listed in the following table (in thousands of dollars):

                                                       For the Three Months
                                                         Ended March 31,
                                                       2001           2000
                                                 ------------------------------

  Management fees                                 $      23      $      21
  Data processing and administrative
      expenses                                           35              7

                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001

5.  Equipment

The components of owned equipment were as follows (in thousands of dollars):

                                                     March 31,      December 31,
                                                       2001               2000
                                                     --------          --------
Railcars                                             $ 21,289          $ 21,340
Marine containers                                         693               706
                                                     --------          --------
                                                       21,982            22,046
Less accumulated depreciation                         (20,685)          (20,414)
                                                     --------          --------
  Net equipment                                      $  1,297          $  1,632
                                                     ========          ========

As of March 31, 2001, all equipment in the Partnership's owned equipment portfolio was on lease, except for eight marine containers and eight railcars with an aggregate net book value of $7,000. As of December 31, 2000, all equipment in the Partnership's owned equipment portfolio was on lease except for 14 railcars with an aggregate net book value of $20,000.

During the three months ended March 31, 2001, the Partnership disposed of marine containers and railcars, with an aggregate net book value of $5,000, for proceeds of $41,000. During the three months ended March 31, 2000, the Partnership disposed of marine containers, trailers, and railcars with an aggregate net book value of $0.1 million, for proceeds of $0.1 million.

6.   Investments in Unconsolidated Special-Purpose Entities

The net investments in unconsolidated special-purpose entities included the following jointly-owned equipment (and related assets and liabilities) (in thousands of dollars):

                                                                           March 31,          December 31,
                                                                             2001                 2000
                                                                     -----------------------------------------
   50% interest in an entity owning a product tanker                 $             601   $             1,026
   18% interest in an entity that owned a Boeing 727-200                             2                     2
                                                                     -----------------------------------------
       Net investments                                               $             603   $             1,028
                                                                     =========================================

         The Partnership's 50% interest in a product tanker was off hire as of March 31, 2001, at which time it was undergoing scheduled maintenance. As of December 31, 2000, the vessel was on hire. During the first quarter of 2000, the General Partner sold the Partnership's 50% interest in a Boeing 737-200A in which the Partnership had an investment of $0.4 million for proceeds of $1.8 million.

                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001

7.   Operating Segments

     The Partnership operates or operated in five different segments, railcar leasing, trailer leasing, marine container leasing, aircraft leasing, and marine vessel leasing. Each equipment leasing segment engages in short-term and mid-term operating leases to a variety of customers. The following tables present a summary of the operating segments (in thousands of dollars):

                                                                              Marine       Marine
                                                             Railcar        Container      Vessel            All
    For the quarter ended March 31, 2001                     Leasing         Leasing       Leasing         Other(1)          Total
    ------------------------------------                     -------         -------       -------         --------          -----
    Revenues
      Lease revenue                                          $ 1,431         $    14        $  --           $  --           $ 1,445
      Interest income and other                                 --              --             --                38              38
      Net gain (loss) on disposition
        of equipment                                              47            --             --               (11)             36
                                                             -------         -------        -------         -------         -------
                                                               1,478              14           --                27           1,519

    Cost and Expenses
      Operations support                                         373            --             --                60             433
      Depreciation                                               321               9           --              --               330
      General and administrative                                  26            --                9             264             299
     expenses
      Management fees                                           --              --             --                60              60
      (Recovery of) bad debts                                    (19)           --             --              --               (19)
                                                             -------         -------        -------         -------         -------
        Total costs and expenses                                 701               9              9             384           1,103
    Equity in net loss of USPEs                                 --              --             (220)             (1)           (221)
                                                             -------         -------        -------         -------         -------
    Net income (loss)                                        $   777         $     5        $  (229)        $  (358)        $   195
                                                             =======         =======        =======         =======         =======

    Total assets as of March 31, 2001                        $ 1,497         $   150        $   601         $ 2,456         $ 4,704
                                                             =======         =======        =======         =======         =======

(1) Includes interest income and costs not identifiable to a particular segment such as management fees to affiliate and certain general and administrative operations support expenses.


                                                                                  Marine
                                                    Railcar        Trailer      Container                      All
    For the quarter ended March 31, 2000            Leasing        Leasing       Leasing       Aircraft       Other(2)        Total
    ------------------------------------            -------        -------       -------       --------       -------         -----
Revenues
  Lease revenue                                      $ 1,507       $    81       $    49        $  --         $  --          $ 1,637
  Interest income and other                             --            --            --             --              19             19
  Net gain (loss) on disposition                        --
    of equipment                                          18            14           (13)          --            --               19
                                                     -------       -------       -------        -------       -------        -------

                                                       1,525            95            36           --              19          1,675

Cost and Expenses
  Operations support                                     354            25          --             --              10            389
  Depreciation                                           323            21            19           --            --              363
  General and administrative                              31            25          --              180           236
 expenses
  Management fees                                       --            --            --             --              87             87
  Provision for bad debts                                 39             9          --             --            --               48
                                                     -------       -------       -------        -------       -------        -------
    Total costs and expenses                             747            80            19           --             277          1,123
Equity in net income of USPEs                           --            --            --            1,369           (83)         1,286
                                                     -------       -------       -------        -------       -------        -------
Net income                                           $   778       $    15       $    17        $ 1,369       $  (341)       $ 1,838
                                                     =======       =======       =======        =======       =======        =======

Total assets as of March 31, 2000                    $ 2,598       $   471       $   461        $  --         $ 4,357        $ 7,887
                                                     =======       =======       =======        =======       =======        =======


(2) Also includes a loss from its investment in an entity owning a marine vessel.

                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001


8.  Net Income Per Weighted-Average Partnership Unit

    Net income per weighted-average Partnership unit was computed by dividing net income attributable to the limited partners by the weighted-average number of Partnership units deemed outstanding during the period. The weighted-average number of Partnership units deemed outstanding during the three months ended March 31, 2001 and 2000 was 5,785,725.

9   Liquidation and Special Distributions

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



(I)  RESULTS OF OPERATIONS

COMPARISON OF PLM EQUIPMENT GROWTH FUND'S (THE PARTNERSHIP'S) OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

(A)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, and asset-specific insurance expenses) on owned equipment decreased during the quarter ended March 31, 2001, compared to the same period of 2000. Gains or losses from the sale of equipment, interest and other income, and certain expenses such as depreciation and general and administrative expenses relating to the operating segments (see Note 7 to the unaudited financial statements), are not included in the owned equipment operation discussion because these expenses are indirect in nature, not a result of operations but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by equipment type (in thousands of dollars):

                                                    For the Three Months
                                                       Ended March 31,
                                                    2001             2000
                                                 ----------------------------
  Railcars                                       $  1,058         $  1,152
  Marine containers                                    14               49
  Trailers                                             --               56

Railcars: Railcar lease revenues and direct expenses were $1.4 million and $0.4 million, respectively, for the quarter ended March 31, 2001, compared to $1.5 million and $0.4 million, respectively, for the same period of 2000. Direct revenues declined due to slightly lower release rates on certain of the fleet's tank cars. Direct expenses during the first quarter of 2001 remained stable when compared to the same period in 2000 due to the low number of off-lease railcars in both periods.

Trailers: All the Partnership's trailers were sold in the third quarter of 2000. In the first quarter of 2000, trailer revenues and direct expenses were $0.1 million and $25,000 respectively.

(B)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses were $0.7 million for the quarters ended March 31, 2001 and 2000. Significant variances are explained as follows:

(1) A $0.1 million increase in administrative expenses from 2000 levels resulted from an increase of $0.1 million due to higher professional costs and an increase of $22,000 as a result of the allocations by the General Partner of severance costs related to staff reductions.

(2) A $0.1 million decrease in bad debt expense related to the receipt of an accounts receivable in 2001 that had previously been reserved for as bad debt. A similar event did not occur in the first quarter of 2000.

(C)  Net Gain on Disposition of Owned Equipment

The net gain on disposition of owned equipment for the first quarter of 2001 totaled $36,000, and resulted from the sale of railcars and marine containers, with an aggregate net book value of $5,000, for aggregate proceeds of $41,000. For the first quarter of 2000, the net gain on sales totaled $19,000, and resulted from the sale of marine containers, railcars, and trailers with an aggregate net book value of $0.1 million, for aggregate proceeds of $0.1 million.

(D)  Equity in Net  Income  (Loss) of  Unconsolidated  Special-Purpose  Entities
(USPEs)

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):

                                                    For the Three Months
                                                       Ended March 31,
                                                    2001             2000
                                                 ----------------------------

  Marine vessel                                  $   (220)      $      (83)
  Aircraft                                             (1)           1,369
                                                 ----------------------------
      Equity in net (loss) income of USPEs       $   (221)      $    1,286
                                                 ============================

Marine vessel: As of March 31, 2001 and 2000, the Partnership had an interest in an entity that owns a marine vessel. The Partnership's share of marine vessel revenues and expenses was $0.3 million and $0.5 million, respectively, for the quarter ended March 31, 2001, compared to $0.8 million and $0.9 million for the same period in 2000. Marine vessel revenue and expenses were lower in the quarter ended March 31, 2001, as the vessel was in drydock undergoing scheduled maintenance which had been accrued for in 2000. The vessel went back on hire during the first part of the second quarter.

Aircraft: The Partnership sold its remaining interest in an entity that owned an aircraft in the first quarter of 2000. The gain from this sale was $1.5 million, which was partially offset by depreciation expense, direct expenses, and administrative expenses of $0.1 million.

(E)  Net Income

As a result of the foregoing, the Partnership's net income of $0.2 million for the first quarter of 2001 compared to net income of $1.8 million during the same period of 2000. The Partnership's ability to operate and liquidate assets, secure leases and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the first quarter of 2001 is not necessarily indicative of future periods. In the first quarter of 2001, the Partnership distributed $0.9 million to the limited partners, or $0.16 per weighted-average depositary unit.

(II)  Financial Condition -- Capital Resources, Liquidity, and Distributions

For the three  months  ended March 31,  2001,  the  Partnership  generated  $0.7 million in operating cash (net cash provided by operating activities plus non-liquidating distributions from USPE's) to meet its operating obligations and fund distributions (total of $1.0 million for the three months ended March 31, 2001,) but used undistributed available cash from prior periods, proceeds from equipment sales, and liquidating distributions from the USPE's of approximately $0.3 million.

During the three months ended March 31, 2001, the General Partner sold equipment on behalf of the Partnership and realized proceeds of $41,000.

Investments in unconsolidated special purpose entities decreased by $0.4 million as an investment in an entity owning a marine vessel recorded a loss for the quarter ended March 31, 2001 of $0.2 million and also distributed of $0.2 million to the Partnership.

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

Several factors may affect the Partnership's operating performance in the remainder of 2001 and beyond, including changes in the markets for the Partnership's equipment and changes in the regulatory environment in which that equipment operates.

Liquidation of the Partnership's equipment represents a reduction in the size of the equipment portfolio and may result in a reduction of contribution to the Partnership. Other factors affecting the Partnership's contribution in 2001 and beyond include:

1) Railcar loadings in North America have continued to be high, however a softening in the market has occurred during the first quarter of 2001, which has lead to lower utilization and lower contribution to the Partnership as existing leases expire and renewal leases are negotiated. The softening is expected to continue for the remainder of 2001.

2) The cost of new marine containers have been at historic lows for the past several years which has caused downward pressure on per diem lease rates. Although, there was some upward pressure on container prices during the fourth quarter of 2000, this trend was reversed during the quarter ended March 31, 2001.

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

The Partnership intends to use excess cash flow, if any, from operations and proceeds from dispositions of equipment to satisfy its operating requirements, maintain working capital reserves, and to pay cash distributions to the unitholders.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
           ----------------------------------------------------------

The Partnership's primary market risk exposure is that of currency devaluation risk. During the three months ended March 31, 2001, 62% of the Partnership's total lease revenues from wholly- and partially-owned equipment came from non-United States domiciled lessees. Most of the leases require payment in United States (U.S.) currency. If these lessees currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated lease payments.

                          PART II -- OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

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



                                           PLM EQUIPMENT GROWTH FUND

                                           By:      PLM Financial Services, Inc.
                                                    General Partner




      Date:  May 7, 2001                   By:      /s/ Richard K Brock
                                                  ------------------------------
                                                   Richard K Brock
                                                   Chief Financial Officer