Form 10-Q
period 2001-06-30
PLM EQUIPMENT GROWTH FUND
filed 2001-08-09
CIK 788813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarter ended June 30, 2001

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to


                         Commission file number 0-15436

                             -----------------------


                            PLM EQUIPMENT GROWTH FUND

             (Exact name of registrant as specified in its charter)


                California                                     94-2998816
      (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                       Identification No.)

           120 Montgomery Street
       Suite 1350, San Francisco, CA                              94104
           (Address of principal                               (Zip code)
            executive offices)

       Registrant's telephone number, including area code: (415) 445-3201

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
                                 BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)


                                                                                 June 30,          December 31,
                                                                                   2001                2000
                                                                             -------------------------------------
ASSETS

Equipment held for operating lease, at cost                                   $     21,709        $     22,046
Less accumulated depreciation                                                      (20,749)            (20,414)
                                                                             -------------------------------------
  Net equipment                                                                        960               1,632

Cash and cash equivalents                                                            2,020               2,596
Accounts receivable, less allowance for doubtful accounts
    of $55 in 2001 and $103 in 2000                                                    315                 203
Investments in unconsolidated special-purpose entities                               1,042               1,028
Prepaid expenses and other assets                                                       41                  38
                                                                             -------------------------------------

    Total assets                                                              $      4,378        $      5,497
                                                                             =====================================

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable and accrued expenses                                         $         86        $        219
Due to affiliates                                                                       12                  36
Lessee deposits                                                                          1                   2
                                                                             -------------------------------------
  Total liabilities                                                                     99                 257
                                                                             -------------------------------------

Partners' capital:
Limited partners (5,784,275 depositary units
      as of June 30, 2001 and December 31, 2000)                                     4,279               5,240
General Partner                                                                         --                  --
                                                                             -------------------------------------
  Total partners' capital                                                            4,279               5,240
                                                                             -------------------------------------

      Total liabilities and partners' capital                                 $      4,378        $      5,497
                                                                             =====================================


















                 See accompanying notes to financial statements.

                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)
                              STATEMENTS OF INCOME
         (in thousands of dollars, except weighted-average unit amounts)


                                                               For the Three Months                For the Six Months
                                                                  Ended June 30,                     Ended June 30,
                                                               2001          2000                2001            2000
                                                            -------------------------------------------------------------
REVENUES

Lease revenue                                               $ 1,267       $ 1,491            $   2,712      $   3,128
Interest and other income                                        24            29                   62             48
Net (loss) gain on disposition of equipment                      62           (11)                  98              8
                                                            ------------------------------------------------------------
  Total revenues                                              1,353         1,509                2,872          3,184
                                                            ------------------------------------------------------------

EXPENSES

Depreciation                                                    329           358                  659            721
Repairs and maintenance                                         428           462                  799            842
Insurance expense                                                19            14                   81             23
Management fees to affiliate                                     60            78                  120            165
General and administrative expenses to affiliates                62            60                  179            128
Other general and administrative expenses                       125            86                  307            254
(Recovery of) provision for bad debt expense                    (27)           --                  (46)            48
                                                            ------------------------------------------------------------
  Total expenses                                                996         1,058                2,099          2,181
                                                            ------------------------------------------------------------

Equity in net income (loss) of unconsolidated
    special-purpose entities                                    146           371                  (75)         1,657
                                                            ------------------------------------------------------------

    Net income                                              $   503       $   822            $     698      $   2,660
                                                            ============================================================

PARTNERS' SHARE OF NET INCOME

Limited partners                                            $   497       $   798            $     682      $   2,626
General Partner                                                   6            24                   16             34
                                                            ------------------------------------------------------------

    Total                                                   $   503       $   822            $     698      $   2,660
                                                            ============================================================


Limited partners net income per weighted-average
    depositary unit                                         $  0.09       $  0.14            $    0.12      $    0.45
                                                            ============================================================

Cash distribution                                           $   701       $   974            $   1,659      $   1,947
Special distribution                                             --         1,460                   --          1,460
                                                            ------------------------------------------------------------
Total distributions                                         $   701       $ 2,434            $   1,659      $   3,407
                                                            ============================================================

Per weighted-average depositary unit:
Cash distribution                                           $  0.12       $  0.17            $    0.28      $    0.34
Special distribution                                             --          0.25                   --           0.25
                                                            ------------------------------------------------------------
Total distributions                                         $  0.12       $  0.42            $    0.28      $    0.59
                                                            ============================================================




                 See accompanying notes to financial statements.

                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
             For the period from December 31, 1999 to June 30, 2001
                            (in thousands of dollars)



                                                                Limited              General
                                                                Partners             Partner                Total
                                                              --------------------------------------------------------


Partners' capital as of December 31, 1999                      $   6,754            $       --            $    6,754

Net income                                                         3,751                    53                 3,804

Cash distribution                                                 (3,819)                  (39)               (3,858)

Special distribution                                              (1,446)                  (14)               (1,460)
                                                               --------------------------------------------------------

Partners' capital as of December 31, 2000                          5,240                    --                 5,240

Net income                                                           682                    16                   698

Cash distribution                                                 (1,643)                  (16)               (1,659)

                                                               --------------------------------------------------------

Partners' capital as of June 30, 2001                          $   4,279            $       --            $    4,279
                                                               ========================================================




























                 See accompanying notes to financial statements.

                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)



                                                                               For the Six Months
                                                                                 Ended June 30,
                                                                           2001                 2000
                                                                        ---------------------------------

OPERATING ACTIVITIES

Net income                                                              $     698            $   2,660
Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
  Depreciation                                                                659                  721
  Net gain on disposition of equipment                                        (98)                  (8)
  Equity in net loss (income) of unconsolidated
    special-purpose entities                                                   75               (1,657)
  Changes in operating assets and liabilities:
    Accounts receivable, net                                                 (112)                  27
    Prepaid expenses and other assets                                          (3)                  23
    Accounts payable and accrued expenses                                    (133)                (260)
    Due to affiliates                                                         (24)                 (27)
    Lessee deposits                                                            (1)                 (41)
                                                                        ---------------------------------
      Net cash provided by operating activities                             1,061                1,438
                                                                        ---------------------------------

INVESTING ACTIVITIES

Liquidation distributions from unconsolidated
    special-purpose entities                                                   --                1,910
Proceeds from disposition of equipment                                        111                  147
Additional investments in unconsolidated
     special-purpose entities                                                 (89)                 (60)
                                                                        ---------------------------------
      Net cash provided by investing activities                                22                1,997
                                                                        ---------------------------------

FINANCING ACTIVITIES

Cash distribution paid to limited partners                                 (1,643)              (1,927)
Cash distribution paid to General Partner                                     (16)                 (20)
Special distribution paid to limited partners                                  --               (1,446)
Special distribution paid to General Partner                                   --                  (14)
                                                                        ---------------------------------
      Net cash used in financing activities                                (1,659)              (3,407)
                                                                        ---------------------------------

Net (decrease) increase in cash and cash equivalents                         (576)                  28
Cash and cash equivalents at beginning of period                            2,596                1,446
                                                                        ---------------------------------
Cash and cash equivalents at end of period                              $   2,020            $   1,474
                                                                        =================================






                 See accompanying notes to financial statements.

                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001

1. OPINION OF MANAGEMENT

In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth Fund (the Partnership) as of June 30, 2001 and December 31, 2000, the statements of income for the three and six months ended June 30, 2001 and 2000, the statements of changes in Partners' capital from December 31, 1999 to June 30, 2001, and the statements of cash flows for the six months ended June 30, 2001 and 2000. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000, on file at the Securities and Exchange Commission.

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

3. CASH DISTRIBUTIONS

Cash distributions are recorded when paid and may include amounts in excess of net income that are considered to represent a return of capital. For the three months ended June 30, 2001 and 2000 cash distributions totaled $0.7 and $1.0 million respectively. For the six months ended June 30, 2001 and 2000, cash distributions totaled $1.7 and $1.9 million, respectively. In addition, a $1.5 million special distribution was paid during the three and six months ended June 30, 2000. There were no special distributions in the six months ended June 30, 2001. During the six months ended June 30, 2000, cash and special distributions to unitholders of $0.7 million, was deemed to be a return of capital. None of the distributions in the six months ended June 30, 2001 were deemed to be a return of capital.

4. TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES

The balance due to affiliates as of June 30, 2001 and December 31, 2000 totaled $12,000 and $36,000 respectively, due to FSI and its affiliate for management fees.

                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001

4.   TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES (continued)
     -------------------------------------------------

The Partnership's proportional share of the affiliated expenses incurred by the USPEs during 2001 and 2000 is listed in the following table (in thousands of dollars):

                                                    For the Three Months           For the Six Months
                                                       Ended June 30,                Ended June 30,
                                                    2001           2000           2001            2000
                                                 ----------------------------------------------------------

Management fees                                  $      (9)     $      25      $      15       $      46
Data processing and administrative
    expense                                              5              9             38              16


5.  EQUIPMENT

The components of owned equipment were as follows (in thousands of dollars):

                                                  June 30,        December 31,
                                                    2001              2000
                                                --------------------------------
Railcars                                        $   21,016        $   21,340
Marine containers                                      693               706
                                                --------------------------------
                                                    21,709            22,046
Less accumulated depreciation                      (20,749)          (20,414)
                                                --------------------------------
  Net equipment                                 $      960        $    1,632
                                                ================================

As of June 30, 2001, all equipment in the Partnership's owned equipment portfolio was on lease, except for 20 railcars with an aggregate net book value of $17,000. As of December 31, 2000, all equipment in the Partnership's owned equipment portfolio was on lease except for 14 railcars with an aggregate net book value of $20,000.

During the six months ended June 30, 2001, the Partnership disposed of marine containers and railcars with an aggregate net book value of $13,000, for proceeds of $0.1 million. During the six months ended June 30, 2000, the Partnership sold or disposed of marine containers, trailers, and railcars with an aggregate net book value of $0.1 million, for proceeds of $0.1 million.

                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001

6. INVESTMENTS IN UNCONSOLIDATED SPECIAL-PURPOSE ENTITIES

The net investments in unconsolidated special-purpose entities included the following jointly-owned equipment (and related assets and liabilities) (in thousands of dollars):

                                                                         June 30,          December 31,
                                                                           2001                2000
                                                                   -----------------------------------------
50% interest in an entity owning a product tanker                  $           1,042       $        1,026
Other                                                                             --                    2
                                                                   -----------------------------------------
    Net investments                                                $           1,042       $        1,028
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


7. OPERATING SEGMENTS

The Partnership operates or operated in five different segments, railcar leasing, trailer leasing, marine container leasing, aircraft leasing, and marine vessel leasing. Each equipment leasing segment engages in short-term and mid-term operating leases to a variety of customers. The following tables present a summary of the operating segments (in thousands of dollars):

                                                      Marine        Marine
                                         Railcar    Container       Vessel     All
    For the quarter ended June 30, 2001  Leasing     Leasing       Leasing   Other(1)    Total
    -----------------------------------  -------     -------       -------    ------     -----


    REVENUES
      Lease revenue                    $   1,253  $         14   $       --  $   --   $    1,267
      Interest income and other               --            --           --      24           24
      Net gain (loss) on disposition
        of equipment                          62            (1)          --       1           62
                                       ----------------------------------------------------------

                                           1,315            13           --      25        1,353

    COST AND EXPENSES
      Operations support                     431            --           --      16          447
      Depreciation                           320             9           --      --          329
      General and administrative              49            --            2     136          187
      expenses
      Management fees                         --            --           --      60           60
      (Recovery of) provision for bad        (27)           --           --      --          (27)
       debts
                                       ----------------------------------------------------------
        Total costs and expenses             773             9            2     212          996
    Equity in net income of USPEs             --            --          146                  146
                                       ----------------------------------------------------------
    Net income (loss)                  $     542  $          4   $      144  $ (187)  $      503
                                       ==========================================================

    Total assets as of June 30, 2001   $  1,120   $        155   $    1,042  $ 2,061  $    4,378
                                       ==========================================================

(1) Includes interest income and costs not identifiable to a particular segment such as management fees and certain operations support and general and administrative expenses

                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001

7. OPERATING SEGMENTS (continued)


                                                                Marine                 Marine
                                          Railcar   Trailer   Container    Aircraft    Vessel      All
    For the quarter ended June 30, 2000   Leasing   Leasing    Leasing     Leasing     Leasing  Other(1)      Total
    ----------------------------------    -------   -------    -------     -------     -------  ------        -----


   REVENUES
     Lease revenue                        $  1,369  $    99   $     23     $    --   $   --      $      --   $  1,491
      Interest income and other                 --       --                     --       --             29         29
      Net gain (loss) on disposition                                                     --
        of equipment                            --        4        (15)         --       --             --        (11)
                                          ----------------------------------------------------------------------------
        Total revenues                       1,369      103          8          --       --             29      1,509

    COST AND EXPENSES
      Operations support                       443       24         --          --       --              9        476
      Depreciation                             323       20         15          --       --             --        358
      General and administrative                16       27         --           1       --            102        146
    expenses
      Management fees                           --       --         --          --       --             78         78
     (Recovery of) provision for bad           (10 )     10         --          --       --             --         --
    debts
                                          ----------------------------------------------------------------------------
        Total costs and expenses               772       81         15           1       --            189      1,058
    Equity in net income (loss) of              --       --         --         (61)     432             --        371
    USPEs
                                          ----------------------------------------------------------------------------
    Net income (loss)                     $    597  $    22   $     (7 )   $   (62)  $  432      $    (160)  $    822
                                          ============================================================================


    Total assets as of June 30, 2000      $  2,252  $   384   $    323     $    --   $ 1,576     $   1,607   $  6,142
                                          ============================================================================


                                                      Marine        Marine
                                          Railcar    Container      Vessel   All
    For the six months ended June 30,     Leasing     Leasing      Leasing   Other(1)       Total
    ------------------------------        -------     -------      -------   ------         -----
    2001

   REVENUES
     Lease revenue                        $  2,684    $    28     $       --  $     --     $ 2,712
      Interest income and other                 --         --             --        62          62
      Net gain (loss) on disposition
        of equipment                           109         (1)            --       (10)         98
                                          ---------------------------------------------------------
        Total revenues                       2,793         27             --        52       2,872

    COST AND EXPENSES
      Operations support                       804         --             --        76         880
      Depreciation                             641         18             --        --         659
      General and administrative
        expenses                                75         --             11       400         486
      Management fees                           --         --             --       120         120
      Recovery of bad debts                    (46)        --             --        --         (46)
                                          ---------------------------------------------------------
        Total costs and expenses             1,474         18             11       596       2,099
    Equity in net loss of USPEs                 --         --            (74)       (1)        (75)
                                          ---------------------------------------------------------
    Net income (loss)                     $  1,319    $     9     $      (85) $   (545)   $    698
                                          =========================================================

    Total assets as of June 30, 2001      $  1,120    $   155     $     1,042 $  2,061    $  4,378
                                          =========================================================

(1) Includes interest income and costs not identifiable to a particular segment such as management fees and certain operations support and general and administrative expenses.

                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001

7. OPERATING SEGMENTS (continued)



                                                             Marine                 Marine
                                       Railcar   Trailer    Container   Aircraft    Vessel        All
    For the six months ended June 30,  Leasing   Leasing     Leasing    Leasing    Leasing      Other(1)       Total
    ---------------------------------- -------   -------     -------    -------    -------      --------       -----
    2000

   REVENUES
     Lease revenue                     $  2,876  $    180   $     72    $     -- $     --     $       --    $  3,128
      Interest income and other              --        --         --          --       --             48          48
      Net gain (loss) on disposition                                                   --
        of equipment                         18        18        (28)         --       --             --           8
                                       --------------------------------------------------------------------------------
        Total revenues                    2,894       198         44          --       --             48       3,184

    COST AND EXPENSES
      Operations support                    797        49         --          --       --             19         865
      Depreciation                          646        41         34          --       --             --         721
      General and administrative                                              --       --
        expenses                             47        52          1           4        2            276         382
      Management fees                        --        --         --          --       --            165         165
      Provision for bad debts                29        19         --          --       --             --          48
                                       --------------------------------------------------------------------------------
        Total costs and expenses          1,519       161         35           4        2            460       2,181
    Equity in net income (loss) of           --        --         --       1,308      349             --       1,657
    USPEs
                                       --------------------------------------------------------------------------------
    Net income (loss)                  $  1,375  $     37   $      9    $  1,304      347     $     (412)  $   2,660
                                       ================================================================================

    Total assets as of June 30, 2000   $  2,252  $    384   $    323    $     -- $  1,576     $    1,607   $   6,142
                                       ================================================================================

(1) Includes interest income and costs not identifiable to a particular segment such as management fees and certain operations support and general and administrative expenses.



8. Net Income Per Weighted-Average Partnership Unit

Net income per weighted-average Partnership unit was computed by dividing net income attributable to limited partners by the weighted-average number of Partnership units deemed outstanding during the period. The weighted-average number of Partnership units deemed outstanding during the three and six months ended June 30, 2001 and 2000 were 5,784,275.

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

                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001

10. Liquidation and Special Distributions

On January 1, 1998, the General Partner began the liquidation phase of the Partnership with the intent to commence an orderly liquidation of the Partnership assets. The General Partner is actively marketing the remaining equipment portfolio with the intent of maximizing lease revenues and sale proceeds. As sale proceeds are received the General Partner intends to periodically declare special distributions to distribute the sale proceeds to the partners. During the liquidation phase of the Partnership the equipment will continue to be leased under operating leases until sold. Operating cash flows, to the extent they exceed Partnership expenses, will continue to be distributed. The amounts reflected for assets and liabilities of the Partnership have not been adjusted to reflect liquidation values. The equipment portfolio continues to be carried at the lower of depreciated cost or fair value less cost to dispose. Although the General Partner estimates that there will be distributions after liquidation of assets and liabilities, the amounts cannot be accurately determined prior to actual liquidation of the equipment. Any excess proceeds over expected Partnership obligations will be distributed to the Partners throughout the liquidation period. Upon final liquidation, the Partnership will be dissolved.

The Partnership is not permitted to reinvest proceeds from sales or liquidations of equipment. These proceeds, in excess of operational cash requirements, are periodically paid out to limited partners in the form of special distributions. The sales and liquidations occur because of certain damaged equipment, the determination by the General Partner that it is the appropriate time to maximize the return on an asset through sale of that asset, and, in some leases, the ability of the lessee to exercise purchase options. Special distributions were $1.5 million for the six months ended June 30, 2000. There were no special distributions in the six months ended June 30, 2001.







                      (this space left blank intentionally)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)  RESULTS OF OPERATIONS

COMPARISON OF PLM EQUIPMENT GROWTH FUND'S (THE PARTNERSHIP'S) OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000

(A) Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, and asset-specific insurance expenses) on owned equipment decreased during the quarter ended June 30, 2001, when compared to the same period of 2000. Gains or losses from the sale of equipment, interest, and other income, and certain expenses such as depreciation and general and administrative expenses relating to the operating segments (see Note 7 to the unaudited financial statements), are not included in the owned equipment operation discussion because these expenses are indirect in nature, not a result of operations but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by equipment type (in thousands of dollars):

                                                       For the Three Months
                                                          Ended June 30,
                                                       2001             2000
                                                    ----------------------------
Railcars                                             $   822          $   926
Marine containers                                         14               23
Trailers                                                  --               75

Railcars: Railcar lease revenues and direct expenses were $1.3 million and $0.4 million, respectively, for the quarter ended June 30, 2001, compared to $1.4 million and $0.4 million, respectively, for the same period of 2000. Direct revenues declined due to slightly lower release rates on certain of the fleet's tank cars.

Trailers: All the Partnership's trailers were sold in the third quarter of 2000. In the second quarter of 2000, trailer revenues and direct expenses were $0.1 million and $24,000 respectively.

(B)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses were $0.5 million and $0.6 million for the quarters ended June 30, 2001 and 2000, respectively.

(C) Net Gain (Loss) on Disposition of Owned Equipment

The net gain on disposition of owned equipment for the second quarter of 2001 totaled $0.1 million, and resulted from the sale of railcars with an aggregate net book value of $9,000, for aggregate proceeds of $0.1 million. For the second quarter of 2000, the net loss on sales totaled $11,000, and resulted from the sale of marine containers, trailers, and railcars with an aggregate net book value of $39,000, for aggregate proceeds of $28,000.

(D)  Equity in Net  Income  (Loss) of  Unconsolidated  Special-Purpose  Entities
(USPEs)

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):

                                                     For the Three Months
                                                        Ended June 30,
                                                     2001             2000
                                                   ---------------------------

Marine vessel                                      $   146          $   432
Aircraft                                                --              (61)
                                                   ---------------------------
    Equity in net income of USPEs                  $   146          $   371
                                                   ===========================

Marine vessel: As of June 30, 2001 and 2000, the Partnership had an interest in an entity that owns a marine vessel. The Partnership's share of marine vessel revenues and expenses was $0.9 million and $0.8 million, respectively, for the quarter ended June 30, 2001, compared to $1.1 million and $0.7 million for the same period in 2000. Marine vessel revenue and expenses were lower in the three months ended June 30, 2001, as the vessel was in dry dock undergoing scheduled maintenance which had been accrued for in 2000. The vessel went back on hire during the first month of the second quarter.

Aircraft: The Partnership's remaining interest in an entity which owned an aircraft, was sold in the first quarter of 2000.

(E) Net Income

As a result of the foregoing, the Partnership's net income of $0.5 million for the second quarter of 2001 decreased from net income of $0.8 million during the same period of 2000. The Partnership's ability to operate and liquidate assets, secure leases and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the second quarter of 2001 is not necessarily indicative of future periods. In the second quarter of 2001, the Partnership distributed $0.7 million to the limited partners, or $0.12 per weighted-average depositary unit.

COMPARISON OF THE PARTNERSHIP'S OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

(A) Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, and asset-specific insurance expenses) on owned equipment decreased during the six months ended June 30, 2001, compared to the same period of 2000. The following table presents lease revenues less direct expenses by owned equipment type (in thousands of dollars):

                                                      For the Six Months
                                                        Ended June 30,
                                                    2001             2000
                                                  ---------------------------
Railcars                                          $ 1,880          $ 2,079
Marine containers                                      28               72
Trailers                                               --              131


Railcars: Railcar lease revenues and direct expenses were $2.7 million and $0.8 million, respectively, for the six months ended June 30, 2001, compared to $2.9 million and $0.8 million, respectively, during the same period of 2000. The decline in railcar contribution in the six months ended June 30, 2001 was due to the sale or disposition of railcars in 2000 and 2001.

Marine containers: Marine container lease revenues and direct expenses were $28,000 and $-0- respectively, for the six months ended June 30, 2001, compared to $0.1 million and $-0- respectively, during the same period of 2000. The number of marine containers owned by the Partnership has been declining over the past twelve months due to sales and dispositions. The result of this declining fleet has been a decrease in marine container contribution.

Trailers: All the Partnership's trailers were sold in the third quarter of 2000. Trailer lease revenues and direct expenses were $0.2 million and $49,000, respectively, for the six months ended June 30, 2000.

(B) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $1.2 million for the six months ended June 30, 2001 decreased from $1.3 million for the same period in 2000. Significant variances are explained as follows:

(1)  A  $0.1  million  decrease  in  depreciation   expenses  from  2000  levels
     reflecting the disposition of assets during 2001 and during 2000.

(2) A $0.1 million decrease in bad debt expense related to recovery of a bad debt recognized in a previous quarter. A similar event did not occur in 2000.

(3) A $45,000 decrease in management fee expense due to reduced cash flows from operations in 2001, compared to the same period in 2000.

(4) A $0.1 million increase in administrative expenses from 2000 levels resulted from an increase of $0.1 million due to higher professional costs.

(C) Net Gain on Disposition of Owned Equipment

Net gain on disposition of equipment for the six months ended June 30, 2001 totaled $0.1, and resulted from the sale of marine containers and railcars with a net book value of $13,000, for proceeds of $0.1 million. For the six months ended June 30, 2000, the net gain on sale totaled $8,000, and resulted from the sale of marine containers, railcars, and trailers, with a net book value of $0.1 million, for proceeds of $0.1 million.

(D) Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):

                                                        For the Six Months
                                                          Ended June 30,
                                                     2001             2000
                                                   ----------------------------

     Marine vessel                                $     (74)         $      349
     Aircraft                                            (1)              1,308
                                                  ------------------------------
     Equity in net income (loss) of USPEs         $     (75)         $    1,657
                                                  ==============================

Marine vessel: As of June 30, 2001 and 2000, the Partnership had an interest in an entity that owns a marine vessel. The Partnership's share of marine vessel revenues and expenses was $1.2 million and $1.3 million, respectively, for the six months ended June 30, 2001, compared to $2.0 million and $1.7 million, respectively, during the same period of 2000. Marine vessel revenue and expenses were lower in the six months ended June 30, 2001, as the vessel was in dry dock undergoing scheduled maintenance which had been accrued for in 2000. The vessel went back on hire during the first month of the second quarter.

Aircraft: The Partnership sold its remaining interest in an entity that owned an aircraft in the first quarter of 2000. The gain from this sale was $1.5 million, which was partially offset by depreciation expense, direct expenses, and administrative expenses of $0.2 million.

(E) Net Income

As a result of the foregoing, the Partnership's net income of $0.7 million for the six months ended June 30, 2001 compared to net income of $2.7 million during the same period in 2000. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the first six months of 2001 is not necessarily indicative of future periods. In the six months ended June 30, 2001, the Partnership distributed $1.7 million to the limited partners, or $0.28 per weighted-average limited partnership unit.


(II) FINANCIAL CONDITION -- CAPITAL RESOURCES, LIQUIDITY, AND DISTRIBUTIONS


For the six months ended June 30, 2001, the Partnership generated $1.0 million in operating cash (net cash provided by operating activities less investments in a USPE to fund its operations) and $0.7 million in undistributed cash from prior periods and proceeds from equipment sales to meet its operating obligations and fund distributions (total $1.7 million for the six months ended June 30, 2001) to the partners.

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

Other factors affecting the Partnership's contribution in 2001 and beyond include:

1. The cost of new marine containers have been at historic lows for the past several years which has caused downward pressure on per diem lease rates for this type of equipment.

2. Railcar loadings in North America for the six months ending June 30, 2001 were below those of 2000. This has led to lower utilization and lower contribution to the Partnership as existing leases expire and renewal leases are negotiated.






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

The Partnership intends to use cash flow from operations, proceeds from disposition of equipment, and cash currently held to satisfy its operating requirements, maintain working capital reserves, and to pay cash distributions to the unitholders.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's primary market risk exposure is that of currency devaluation risk. During the six months ended June 30, 2001, 76% of the Partnership's total lease revenues from wholly- and partially-owned equipment came from non-United States domiciled lessees. Most of the leases require payment in United States (U.S.) currency. If these lessees currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated lease payments.

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



                                      PLM EQUIPMENT GROWTH FUND

                                      By:      PLM Financial Services, Inc.
                                               General Partner




      Date:  August 8, 2000           By:      /s/ Stephen M. Bess
                                               ----------------------
                                               Stephen M. Bess
                                               President and
                                               Current Chief Accounting Officer