Form 10-Q
period 2001-09-30
PLM EQUIPMENT GROWTH FUND
filed 2001-11-09
CIK 788813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q




[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended September 30, 2001


[ ]       Transition  Report  Pursuant to Section 13 or 15(d) of the  Securities
          Exchange Act of 1934 For the transition period from   to


                         Commission file number 0-15436
                               -------------------



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

       Registrant's telephone number, including area code: (415) 445-3201
                               -------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)
                            CONDENSED BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)
                                   (unaudited)

                                                                              September 30,        December 31,
                                                                                   2001                2000
                                                                             -------------------------------------

ASSETS

Equipment held for operating lease, at cost                                   $     21,641        $     22,046
Less accumulated depreciation                                                      (21,017)            (20,414)
                                                                             -------------------------------------
  Net equipment                                                                        624               1,632

Cash and cash equivalents                                                            2,734               2,596
Accounts receivable, less allowance for doubtful accounts
    of $114 in 2001 and $103 in 2000                                                   352                 203
Investments in unconsolidated special-purpose entities                                 760               1,028
Prepaid expenses and other assets                                                       22                  38
                                                                             -------------------------------------

    Total assets                                                              $      4,492        $      5,497
                                                                             =====================================

Liabilities and partners' capital

Liabilities:
Accounts payable and accrued expenses                                         $        116        $        219
Due to affiliates                                                                       38                  36
Lessee deposits                                                                          7                   2
                                                                             -------------------------------------
  Total liabilities                                                                    161                 257
                                                                             -------------------------------------

Partners' capital:
Limited partners (5,785,725 depositary units
      as of September 30, 2001 and December 31, 2000)                                4,331               5,240
General Partner                                                                         --                  --
                                                                             -------------------------------------
  Total partners' capital                                                            4,331               5,240
                                                                             -------------------------------------

      Total liabilities and partners' capital                                 $      4,492        $      5,497
                                                                             =====================================


















       See accompanying notes to unaudited condensed financial statements.

                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME
         (in thousands of dollars, except weighted-average unit amounts)
                                   (unaudited)


                                                     For the Three Months               For the Nine Months
                                                      Ended September 30,               Ended September 30,
                                                       2001          2000              2001            2000
                                                   -------------------------------------------------------------
REVENUES

Lease revenue                                      $  1,315       $  1,460          $   4,028       $   4,588
Interest and other income                                23             21                 84              69
Net gain (loss) on disposition of equipment              (1)           452                 98             460
                                                   -------------------------------------------------------------
    Total revenues                                    1,337          1,933              4,210           5,117
                                                   -------------------------------------------------------------

Expenses

Depreciation                                            324            355                983           1,076
Repairs and maintenance                                 333            432              1,134           1,274
Insurance expense                                        20             14                101              37
Management fees to affiliate                             79             69                199             234
General and administrative expenses
      to affiliates                                      47             55                224             183
Other general and administrative expenses                74            114                382             368
Provision for (recovery of) bad debts                    59            (42)                13               6
                                                   -------------------------------------------------------------
    Total expenses                                      936            997              3,036           3,178
                                                   -------------------------------------------------------------

Equity in net income (loss) of unconsolidated
      special-purpose entities                         (349)           138               (424)          1,795
                                                   -------------------------------------------------------------

Net income                                         $     52       $  1,074          $     750       $   3,734
                                                   =============================================================

Partners' share of net income:

Limited partners                                   $     52       $  1,064          $     734       $   3,690
General Partner                                          --             10                 16              44
                                                   -------------------------------------------------------------

Total                                              $     52       $  1,074          $     750       $   3,734
                                                   =============================================================

Limited partners' net income per
    weighted-average depositary unit               $   0.01       $   0.18          $    0.13       $    0.64
                                                   =============================================================

Cash distribution                                  $     --       $    958          $   1,659       $   2,905
Special distribution                                     --             --                 --           1,460
                                                   -------------------------------------------------------------
Total distributions                                $     --       $    958          $   1,659       $   4,365
                                                   =============================================================

Per weighted-average depositary unit
Cash distribution                                  $     --       $   0.16          $    0.28       $    0.50
Special distribution                                     --             --                 --            0.25
                                                   -------------------------------------------------------------
Total distributions                                $     --       $   0.16          $    0.28       $    0.75
                                                   =============================================================




       See accompanying notes to unaudited condensed financial statements.

                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)
              CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
           For the period from December 31, 1999 to September 30, 2001
                            (in thousands of dollars)
                                   (unaudited)



                                                                Limited              General
                                                                Partners             Partner                Total
                                                              --------------------------------------------------------


  Partners' capital as of December 31, 1999                    $   6,754            $       --            $    6,754

Net income                                                         3,751                    53                 3,804

Cash distribution                                                 (3,819)                  (39)               (3,858)

Special distribution                                              (1,446)                  (14)               (1,460)
                                                               --------------------------------------------------------

  Partners' capital as of December 31, 2000                        5,240                    --                 5,240

Net income                                                           734                    16                   750

Cash distribution                                                 (1,643)                  (16)               (1,659)
                                                               --------------------------------------------------------

  Partners' capital as of September 30, 2001                   $   4,331            $       --            $    4,331
                                                               ========================================================




























       See accompanying notes to unaudited condensed financial statements.

                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)
                                   (unaudited)

                                                                              For the Nine Months
                                                                              Ended September 30,
                                                                           2001                 2000
                                                                        ---------------------------------

OPERATING ACTIVITIES

Net income                                                              $     750            $   3,734
Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
  Depreciation                                                                983                1,076
  Net gain on disposition of equipment                                        (98)                (460)
  Equity in net loss (income) of unconsolidated
    special-purpose entities                                                  424               (1,795)
  Changes in operating assets and liabilities:
    Accounts receivable, net                                                 (133)                 (70)
    Prepaid expenses and other assets                                          16                   37
    Accounts payable and accrued expenses                                    (103)                (241)
    Due to affiliates                                                           2                  (44)
    Lessee deposits                                                             5                  (53)
                                                                        ---------------------------------
      Net cash provided by operating activities                             1,846                2,184
                                                                        ---------------------------------

INVESTING ACTIVITIES

Liquidation distributions from unconsolidated
    special-purpose entities                                                   --                1,910
Additional investments in unconsolidated
    special-purpose entities                                                   --                  (26)
Distribution paid to unconsolidated special-purpose entities                 (156)                  --
Proceeds from disposition of equipment                                        107                1,018
                                                                        ---------------------------------
      Net cash (used in) provided by investing activities                     (49)               2,902
                                                                        ---------------------------------

FINANCING ACTIVITIES

Cash distribution paid to limited partners                                 (1,643)              (2,875)
Cash distribution paid to General Partner                                     (16)                 (30)
Special distribution paid to limited partners                                  --               (1,446)
Special distribution paid to General Partner                                   --                  (14)
                                                                        ---------------------------------
      Net cash used in financing activities                                (1,659)              (4,365)
                                                                        ---------------------------------

Net increase in cash and cash equivalents                                     138                  721
Cash and cash equivalents at beginning of period                            2,596                1,446
                                                                        ---------------------------------
Cash and cash equivalents at end of period                              $   2,734            $   2,167
                                                                        =================================






       See accompanying notes to unaudited condensed financial statements.

                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

1. OPINION OF MANAGEMENT

In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited condensed financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the condensed financial position of PLM Equipment Growth Fund (the Partnership) as of September 30, 2001 and December 31, 2000, the condensed statements of income for the three and nine months ended September 30, 2001 and 2000, the condensed statements of changes in Partners' capital from December 31, 1999 to September 30, 2001, and the condensed statements of cash flows for the nine months ended September 30, 2001 and 2000. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from the accompanying condensed financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000, on file at the Securities and Exchange Commission.

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

3. CASH DISTRIBUTIONS

Cash distributions are recorded when paid and may include amounts in excess of net income that are considered to represent a return of capital. For the three months ended September 30, 2001 and 2000 cash distributions totaled $-0- and $1.0 million respectively. For the nine months ended September 30, 2001 and 2000, cash distributions totaled $1.7 million and $2.9 million, respectively. In addition, a $1.5 million special distribution was paid during the nine months ended September 30, 2000. There were no special distributions in the nine months ended September 30, 2001. During the nine months ended September 30, 2001, cash distributions of $0.9 million to the unitholders, were deemed to be a return of capital. During the nine months ended September 30, 2000, cash distributions and special distributions of $0.6 million to the unitholders, was deemed to be a return of capital.

Cash distributions of $0.5 million, related to the results from the third quarter of 2001, will be paid during the fourth quarter of 2001.

4. TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES

The balance due to affiliates as of September 30, 2001 and December 31, 2000 totaled $38,000 and $36,000, respectively, and are due to FSI and its affiliate for management fees.

The Partnership's proportional share of unconsolidated special-purpose entities (USPEs) affiliated management fees receivable from FSI and its affiliate was $22,000 as of September 30, 2001 The Partnership's proportional share of USPEs affiliated management fees payable to FSI and its affiliate was $26,000 as of December 31, 2000.

                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

4. TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES (continued)

The Partnership's proportional share of the affiliated expenses incurred by the USPE during 2001 and 2000 is listed in the following table (in thousands of dollars):

                                                    For the Three Months           For the Nine Months
                                                    Ended September 30,            Ended September 30,
                                                    2001           2000           2001            2000
                                                 ----------------------------------------------------------

Management fees                                  $     (17)     $       5      $      (3)      $      51
Data processing and administrative
    expense                                             10             14             50              30

5. EQUIPMENT

Owned equipment held for operating leases is stated at cost. Equipment held for sale is stated at the lower of the equipment's depreciated cost or fair value, less cost to sell, and is subject to a pending contract for sale. The components of owned equipment were as follows (in thousands of dollars):

                                              September 30,        December 31,
                                                  2001                 2000
                                            --------------------------------------
Railcars                                       $   21,016          $    21,340
Marine containers                                     625                  706
                                             -------------------------------------
                                                   21,641               22,046
Less accumulated depreciation                     (21,017)             (20,414)
                                             -------------------------------------
      Net equipment                            $      624          $     1,632
                                             =====================================

As of September 30, 2001, all equipment in the Partnership's owned equipment portfolio was on lease, except for 26 railcars with an aggregate net book value of $42,000. As of December 31, 2000, all equipment in the Partnership's owned equipment portfolio was on lease except for 14 railcars with an aggregate net book value of $20,000.

During the nine months ended September 30, 2001, the Partnership disposed of marine containers and railcars with an aggregate net book value of $25,000, for proceeds of $0.1 million. During the nine months ended September 30, 2000, the Partnership sold or disposed of marine containers, trailers, and railcars with an aggregate net book value of $0.6 million, for proceeds of $1.0 million.

6. INVESTMENTS IN UNCONSOLIDATED SPECIAL-PURPOSE ENTITIES

The net investment in USPEs included the following jointly-owned equipment (and related assets and liabilities) (in thousands of dollars):

                                                                      September 30,        December 31,
                                                                           2001                2000
                                                                   -----------------------------------------
50% interest in an entity owning a product tanker                  $             760       $        1,026
Other                                                                             --                    2
                                                                   -----------------------------------------
    Net investments                                                $             760       $        1,028
                                                                   =========================================

As of September 30, 2001 and December 31, 2000, the jointly-owned equipment in the Partnership's USPE portfolio was on lease.

During 2000, the General Partner sold the Partnership's 50% interest in a Boeing 737-200A in which the Partnership had an investment of $0.4 million for proceeds of $1.8 million.

                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

7. OPERATING SEGMENTS

The Partnership operates or operated in five different segments, railcar leasing, trailer leasing, marine container leasing, aircraft leasing, and marine vessel leasing. Each equipment leasing segment engages in short-term and mid-term operating leases to a variety of customers.

The following tables present a summary of the operating segments (in thousands of dollars):

                                                      Marine     Marine
     For the three months ended            Railcar   Container   Vessel
         September 30, 2001                Leasing   Leasing    Leasing    Other(1)    Total
     ----------------------------------    --------- ---------  --------- ---------  ----------
     REVENUES
       Lease revenue                       $  1,297  $     18   $     --  $     --   $  1,315
       Interest income and other                 --        --         --        23         23
       Loss on disposition of equipment          --        (1)        --        --         (1)
                                           ------------------------------------------------------
         Total revenues                       1,297        17         --        23      1,337

     COSTS AND EXPENSES
       Operations support                       335        --          2        16        353
       Depreciation                             316         8         --        --        324
       Management fees to affiliate              --        --         --        79         79
       General and administrative expenses       30        --         --        91        121
       Provision for bad debts                   59        --         --        --         59
                                           ------------------------------------------------------
         Total costs and expenses               740         8          2       186        936
                                           ------------------------------------------------------
     Equity in net loss of USPEs                 --        --       (348)       (1)      (349)
                                           ------------------------------------------------------
     Net income (loss)                     $    557  $      9   $   (350) $   (164)  $     52
                                           ======================================================

     Total assets as of September 30, 2001 $    858  $    118   $    760  $  2,756   $  4,492
                                           ======================================================

                                                                 Marine    Marine
     For the three months ended            Railcar   Trailer    Container  Vessel
         September 30, 2000                Leasing   Leasing    Leasing   Leasing     Other(1)   Total
     ----------------------------------    --------- ---------  --------- ---------  --------- -----------


     REVENUES
       Lease revenue                       $  1,355  $     93   $     12  $     --   $     --  $  1,460
       Interest income and other                 --        --         --        --         21        21
       Gain (loss) on disposition of              3       462        (13)       --         --       452
     equipment
                                           -------------------------------------------------------------
         Total revenues                       1,358       555         (1)       --         21     1,933

     COSTS AND EXPENSES
       Operations support                       403        34         --        --          9       446
       Depreciation                             323        20         12        --         --       355
       Management fees to affiliate              --        --         --        --         69        69
       General and administrative expenses       22        34         --        --        113       169
       Recovery of bad debts                    (38)       (4)        --        --         --       (42)
                                           -------------------------------------------------------------
         Total costs and expenses               710        84         12        --        191       997
                                           -------------------------------------------------------------
     Equity in net income of USPEs               --        --         --       138         --       138
                                           -------------------------------------------------------------
     Net income (loss)                     $    648  $    471   $    (13) $    138   $   (170) $  1,074
                                           =============================================================

     Total assets as of September 30, 2000 $  2,180  $     --   $    234  $  1,664   $  2,173  $  6,251
                                           =============================================================

(1) Includes certain assets not identifiable to a particular segment, such as cash and prepaid expenses. Also includes interest income and costs not identifiable to a particular segment, such as general and administrative, and operations support expenses.

                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

7.   OPERATING SEGMENTS (continued)

                                                      Marine     Marine
     For the nine months ended             Railcar   Container   Vessel
         September 30, 2001                Leasing   Leasing    Leasing    Other(1)    Total
     ----------------------------------    --------- ---------  --------- ---------  ----------


     REVENUES
       Lease revenue                       $  3,982  $     46   $     --  $     --   $  4,028
       Interest income and other                 --        --         --        84         84
       Gain (loss) on disposition of            109        (1)        --       (10)        98
     equipment
                                           ------------------------------------------------------
         Total revenues                       4,091        45         --        74      4,210

     COSTS AND EXPENSES
       Operations support                     1,140        --          2        93      1,235
       Depreciation                             957        26         --        --        983
       Management fees to affiliate              --        --         --       199        199
       General and administrative expenses      104         1         12       489        606
       Provision for bad debts                   13        --         --        --         13
                                           ------------------------------------------------------
         Total costs and expenses             2,214        27         14       781      3,036
                                           ------------------------------------------------------
     Equity in net loss of USPEs                 --        --       (422)       (2)      (424)
                                           ------------------------------------------------------
     Net income (loss)                     $  1,877  $     18   $   (436) $   (709)  $    750
                                           ======================================================

     Total assets as of September 30, 2001 $    858  $    118   $    760  $  2,756   $  4,492
                                           ======================================================

                                                                 Marine               Marine
     For the nine months ended             Railcar   Trailer    Container  Aircraft   Vessel
         September 30, 2000                Leasing   Leasing    Leasing   Leasing    Leasing    Other(1)    Total
     ----------------------------------    --------- ---------  --------- ---------  --------- ---------  -----------

     REVENUES
       Lease revenue                       $  4,231  $    273   $     84  $     --   $     --  $     --   $  4,588
       Interest income and other                 --        --         --        --         --        69         69
       Gain (loss) on disposition of             21       480        (41)       --         --        --        460
     equipment
                                           ------------------------------------------------------------------------
         Total revenues                       4,252       753         43        --         --        69      5,117

     COSTS AND EXPENSES
       Operations support                     1,201        82         --        --         --        28      1,311
       Depreciation                             969        61         46        --         --        --      1,076
       Management fees to affiliate              --        --         --        --         --       234        234
       General and administrative expenses       68        88         --         4          2       389        551
       Provision for (recovery of) bad           (8)       14         --        --         --        --          6
     debts
                                           ------------------------------------------------------------------------
         Total costs and expenses             2,230       245         46         4          2       651      3,178
                                           ------------------------------------------------------------------------
     Equity in net income of USPEs               --        --         --     1,308        487        --      1,795
                                           ------------------------------------------------------------------------
     Net income (loss)                     $  2,022  $    508   $     (3) $  1,304   $    485  $   (582)  $  3,734
                                           ========================================================================

     Total assets as of September 30, 2000 $  2,180  $     --   $    234  $      2   $  1,664  $  2,171   $  6,251
                                           ========================================================================

1 Includes certain assets not identifiable to a particular segment, such as cash and prepaid expenses. Also includes interest income and costs not identifiable to a particular segment, such as general and administrative, and operations support expenses.


                      (This space intentionally left blank)

                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

8. NET INCOME PER WEIGHTED-AVERAGE PARTNERSHIP UNIT

Net income per weighted-average Partnership unit was computed by dividing net income attributable to limited partners by the weighted-average number of Partnership units deemed outstanding during the period. The weighted-average number of Partnership units deemed outstanding during the three and nine months ended September 30, 2001 and 2000 were 5,785,725.

9. CONTINGENCIES

The Partnership, together with affiliates, has initiated litigation in various official forums in India against a defaulting Indian airline lessee to repossess Partnership property and to recover damages for failure to pay rent and failure to maintain such property in accordance with relevant lease contracts. The
Partnership has repossessed all of its property previously leased to such airline, and the airline has ceased operations. In response to the Partnership's collection efforts, the airline filed counterclaims against the Partnership in excess of the Partnership's claims against the airline. The General Partner believes that the airline's counterclaims are completely without merit, and the General Partner will defend against such counterclaims. The General Partner believes the likelihood of an unfavorable outcome from the counterclaims is remote.

During 2001, the General Partner has decided to minimize its collection efforts from the India lessee in order to save the Partnership from incurring additional expenses associated with trying to collect from a lessee that has a limited ability to pay.

10. LIQUIDATION AND SPECIAL DISTRIBUTIONS

On January 1, 1998, the General Partner began the liquidation phase of the Partnership with the intent to commence an orderly liquidation of the Partnership assets. The General Partner is actively marketing the remaining equipment portfolio with the intent of maximizing lease revenues and sale proceeds. As sale proceeds are received, the General Partner intends to periodically declare special distributions to distribute the sale proceeds to the partners. During the liquidation phase of the Partnership, the equipment will continue to be leased under operating leases until sold. Operating cash flows, to the extent they exceed Partnership expenses and subject to the Partnership's working capital requirements, will continue to be distributed from time to time. The amounts reflected for assets and liabilities of the Partnership have not been adjusted to reflect liquidation values. The equipment portfolio continues to be carried at the lower of depreciated cost or fair value less cost to dispose. Although the General Partner estimates that there will be distributions after liquidation of assets and liabilities, the amounts cannot be accurately determined prior to actual liquidation of the equipment. Any excess proceeds over expected Partnership obligations will be distributed to the Partners throughout the liquidation period. Upon final liquidation, the Partnership will be dissolved.

The Partnership is not permitted to reinvest proceeds from sales or liquidations of equipment. These proceeds, in excess of operational cash requirements, are periodically paid out to limited partners in the form of special distributions. The sales and liquidations occur because of certain damaged equipment, the determination by the General Partner that it is the appropriate time to maximize the return on an asset through sale of that asset, and, in some leases, the ability of the lessee to exercise purchase options. Special distributions were $1.5 million for the nine months ended September 30, 2000. There were no special distributions in the nine months ended September 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)  RESULTS OF OPERATIONS

COMPARISON OF PLM EQUIPMENT GROWTH FUND'S (THE PARTNERSHIP'S) OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

(A) Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance and asset-specific insurance expenses) on owned equipment decreased during the quarter ended September 30, 2001, compared to the same period of 2000. Gains or losses from the sale of equipment, interest, and other income, and certain expenses such as depreciation and general and administrative expenses relating to the operating segments (see Note 7 to the unaudited condensed financial statements), are not included in the owned equipment operation discussion because these expenses are indirect in nature, not a result of operations but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                              For the Three Months
                               Ended September 30,
                                                        2001             2000
                                                     ---------------------------
Railcars                                              $   962          $    952
Marine containers                                          18                12
Trailers                                                   --                59

Railcars: Railcar lease revenues and direct expenses were $1.3 million and $0.3 million, respectively, for the quarter ended September 30, 2001, compared to $1.4 million and $0.4 million, respectively, for the same period of 2000. Lease revenues declined $38,000 due to lower release rates on certain of the fleet's tank railcars and declined $20,000 due to an increase in the number of railcars off-lease compared to the same period of 2000. Direct expenses decreased $0.1 million due to fewer repairs to the railcar fleet compared to the same period of 2000.

Trailers: All the Partnership's trailers were sold in the third quarter of 2000. In the third quarter of 2000, trailer lease revenues and direct expenses were $0.1 million and $34,000 respectively.

(B) Net Gain (Loss) on Disposition of Owned Equipment

The net loss on disposition of owned equipment for the third quarter of 2001 totaled $1,000, and resulted from the sale of marine containers with an aggregate net book value of $12,000, for proceeds of $11,000. For the third quarter of 2000, the net gain on dispositions totaled $0.5 million, and resulted from the sale of marine containers, trailers, and railcars with an aggregate net book value of $0.4 million, for proceeds of $0.8 million.

(C) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses were $0.6 million for the quarters ended September 30, 2001 and 2000. Significant variances are explained as follows:

     (i) A $0.1 million increase in the provision for bad debts was based on the General Partner's evaluation of the collectability of receivables when compared to the same period of 2000. During the third quarter of 2000, the Partnership collected $0.1 million from past due receivables that had been previously reserved for as a bad debt, a similar collection did not occur during the same quarter of 2001.

     (ii) A $48,000 decrease in general and administrative expenses during the third quarter 2001 compared to the same period of 2000, was due to a decrease of $19,000 in professional services and lower costs of $28,000 resulting from the sale of all of the Partnership's trailers during 2000.

(D)  Equity in Net  Income  (Loss) of  Unconsolidated  Special-Purpose  Entities
     (USPEs)

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):

                                                                          For the Three Months
                                                                           Ended September 30,
                                                                          2001             2000
                                                                        ---------------------------

Marine vessel                                                           $  (348)         $   138
Other                                                                        (1)              --
                                                                        ---------------------------
    Equity in net income (loss) of USPEs                                $  (349)         $   138
                                                                        ===========================

Marine vessel: During the three months ended September 30, 2001, lease revenues of $0.3 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.6 million. During the same period of 2000, lease revenues of $0.8 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.7 million, respectively.

Marine vessel lease revenue decreased $0.2 million during the three months ended September 30, 2001, due to the marine vessel being off-lease for an additional 1-1/2 months during the quarter and decreased $0.3 million due to lower voyage charter lease rates earned compared to the same period of 2000.

Depreciation expense, direct expenses, and administrative expenses decreased $0.1 million during the quarter ended September 30, 2001 compared to the same period of 2000. A decrease in direct expenses of $0.2 million due to the marine vessel incurring lower operating costs while off-lease, that was partially offset by an increase of $0.1 million caused by incurring higher repairs and maintenance expenses compared to the same period of 2000.

(E) Net Income

As a result of the foregoing, the Partnership's net income of $0.1 million for the third quarter of 2001 decreased from net income of $1.1 million during the same period of 2000. The Partnership's ability to operate and liquidate assets, secure leases and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the third quarter of 2001 is not necessarily indicative of future periods.

COMPARISON OF THE PARTNERSHIP'S OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

(A) Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance and asset-specific insurance expenses) on owned equipment decreased during the nine months ended September 30, 2001, compared to the same period of 2000. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                                           For the Nine Months
                                                           Ended September 30,
                                                        2001             2000
                                                      ---------------------------
Railcars                                              $ 2,842          $  3,030
Marine containers                                          46                84
Trailers                                                   --               191

Railcars: Railcar lease revenues and direct expenses were $4.0 million and $1.1 million, respectively, for the nine months ended September 30, 2001, compared to $4.2 million and $1.2 million, respectively, during the same period of 2000. Lease revenues declined $0.2 million due to lower release rates on certain of the fleet's tank railcars and declined $0.1 million due to an increase in the number of railcars off-lease compared to the same period of 2000. Direct expenses decreased $0.1 million due to fewer repairs to the railcar fleet compared to the same period of 2000.

Marine containers: Marine container lease revenues and direct expenses were $46,000 and $-0-, respectively, for the nine months ended September 30, 2001, compared to $0.1 million and $-0-, respectively, during the same period of 2000. The number of marine containers owned by the Partnership has been declining over the past twelve months due to dispositions. The result of this declining fleet has been a decrease in marine container contribution.

Trailers: All the Partnership's trailers were sold in the third quarter of 2000. Trailer lease revenues and direct expenses were $0.3 million and $0.1 million, respectively, for the nine months ended September 30, 2000.

(B) Net Gain on Disposition of Owned Equipment

Net gain on disposition of equipment for the nine months ended September 30, 2001 totaled $0.1 million and resulted from the sale of marine containers and railcars with an aggregate net book value of $25,000, for proceeds of $0.1 million. For the nine months ended September 30, 2000, the net gain on dispositions totaled $0.5 million, and resulted from the sale of marine containers, railcars, and trailers, with an aggregate net book value of $0.6 million, for proceeds of $1.0 million.

(C) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $1.8 million for the nine months ended September 30, 2001 decreased from $1.9 million for the same period in 2000. Significant variances are explained as follows:

     (i) A $0.1 million decrease in depreciation expenses from 2000 levels reflecting the disposition of assets during 2001 and during 2000.

     (ii)A $35,000 decrease in management fee expense was due to reduced cash flows from operations in 2001, compared to the same period in 2000.

     (iii)A $0.1 million increase in administrative expenses during the nine months ended September 30, 2001 compared to the same period of 2000 was due to an increase of $0.2 million in professional services offset, in part, by lower costs of $0.1 million resulting from the sale of all of the Partnership's trailers during 2000.

(D) Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):

                                                                For the Nine Months
                                                                Ended September 30,
                                                             2001              2000
                                                          -----------------------------

            Marine vessel                                 $    (422)        $      487
            Aircraft                                             (2)             1,308
                                                          -------------------------------
            Equity in net income (loss) of USPEs          $    (424)        $    1,795
                                                          ===============================

Marine vessel: During the nine months ended September 30 2001, lease revenues of $1.5 million were offset by depreciation expense, direct expenses, and administrative expenses of $1.9 million. During the same period of 2000, lease revenues of $2.8 million were offset by depreciation expense, direct expenses, and administrative expenses of $2.4 million, respectively.

During the nine months ended September 30, 2001, lower lease revenues of $0.5 million was caused by this marine vessel being off-lease for approximately two months while completing its dry docking and $0.2 million lower due to being off-lease for an additional 1-1/2 months. Lease revenues for this marine vessel also decreased $0.2 million due to being on a fixed rate lease for over one month before returning to voyage charter. While on voyage charter, this marine vessel earned $0.5 million less due to a decrease in the daily voyage charter lease rate compared to the rate that was in effect during the same period of 2000.

Depreciation expense, direct expenses, and administrative expenses decreased $0.4 million during the nine months ended September 30, 2001 compared to the same period of 2000. A decrease in direct expenses of $0.4 million was due to the marine vessel incurring lower operating costs while in dry dock and $0.4 million was due to the marine vessel incurring lower operating costs while off-lease. The decrease in operating costs was partially offset by an increase of $0.3 million caused by incurring higher repairs and maintenance compared to the same period of 2000.

Aircraft: The Partnership sold its remaining interest in a trust that owned an aircraft in the first quarter of 2000. The gain from this sale was $1.5 million, which was partially offset by depreciation expense, direct expenses, and administrative expenses of $0.2 million.

(E) Net Income

As a result of the foregoing, the Partnership's net income of $0.8 million for the nine months ended September 30, 2001 compared to net income of $3.7 million during the same period in 2000. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the first nine months of 2001 is not necessarily indicative of future periods. In the nine months ended September 30, 2001, the Partnership distributed $1.6 million to the limited partners, or $0.28 per weighted-average limited partnership unit.

(II) FINANCIAL CONDITION -- CAPITAL RESOURCES, LIQUIDITY, AND DISTRIBUTIONS

For the nine months ended September 30, 2001, the Partnership generated $1.7 million in operating cash (net cash provided by operating activities less distributions in a USPE to fund its operations) to meet its operating obligations and fund distributions (total for the nine months ended September 30, 2001 of approximately $1.7 million) to the partners.

During the nine months ended September 30, 2001, the Partnership disposed of marine containers and railcars with an aggregate net book value of $25,000, for proceeds of $0.1 million.

Accounts receivable increased $0.1 million during the nine months ended September 30, 2001 due to the timing of cash receipts.

Investments in USPEs decreased $0.3 million during the nine months ended September 30, 2001. The loss of $0.4 million that was recorded from operations from the Partnership's equity interest in a USPE was partially offset by the Partnership's payment of $0.2 million in cash distributions to the USPE for operations.

Accounts payable decreased $0.1 million during the nine months ended September 30, 2001 due to the timing of payments to vendors.

Cash distributions of $0.5 million, related to the results from the third quarter of 2001, will be paid during the fourth quarter of 2001.

The General Partner has not planned any expenditures, nor is it aware of any contingencies that would cause the Partnership to require any additional capital.

The Partnership is in its active liquidation phase. As a result, the size of the Partnership's remaining equipment portfolio and, in turn, the amount of net cash flows from operations will continue to become progressively smaller as assets are sold. Although cash distributions from operations have been reduced, significant asset sales may result in special distributions to the partners.

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

2. Railcar loadings in North America for the nine months ending September 30, 2001 were below those of 2000. This has led to lower utilization and lower contribution to the Partnership as existing leases expire and renewal leases are negotiated.

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

The General Partner believes that due to the current state of the economy, liquidating Partnership equipment at this time is not in the best interest of the partners. The General Partner will continue to monitor the economic conditions to determine the best time to liquidate the Partnership's equipment.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's primary market risk exposure is that of currency devaluation risk. During the nine months ended September 30, 2001, 84% of the Partnership's total lease revenues from wholly- and partially-owned equipment came from non-United States domiciled lessees. Most of the leases require payment in United States (U.S.) currency. If these lessees currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated lease payments.

                          PART II -- OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

               None.

         (b)   Reports on Form 8-K

               Report dated September 5, 2001 announcing the engagement of Deloitte & Touche LLP as the Partnership's auditors and the dismissal of KPMG, LLP.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PLM EQUIPMENT GROWTH FUND

                                       By:      PLM Financial Services, Inc.
                                                General Partner



Date:   November 9, 2001               By:      /s/ Stephen M. Bess
                                             -----------------------------------
                                                Stephen M. Bess
                                                President and
                                                Current Chief Accounting Officer