Form 10-K
period 2001-12-31
PLM EQUIPMENT GROWTH FUND
filed 2002-03-26
CIK 788813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-K


     [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2001.

     [ ]  Transition  Report  Pursuant to Section 13 or 15(d) of the  Securities
          Exchange Act of 1934 For the transition period from    to

                         Commission file number 0-15436
                            ------------------------

                            PLM EQUIPMENT GROWTH FUND
             (Exact name of registrant as specified in its charter)


                     California                              94-2998816
           (State or other jurisdiction of                (I.R.S. Employer
           incorporation or organization)                Identification No.)

                120 Montgomery Street
            Suite 1350, San Francisco, CA                       94104
      (Address of principal executive offices)               (Zip code)



        Registrant's telephone number, including area code (415) 445-3201
                             -----------------------

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

Aggregate market value of the voting stock: N/A.

Indicate the number of units outstanding of each of the issuer's classes of depositary units as of the latest practicable date:

           Class                                  Outstanding at March 26, 2002
           -----                                  -----------------------------

  Limited partnership depositary units:                     5,784,275
  General Partnership Units:                                      1

An index of exhibits filed with this Form 10-K is located on page 19. Total number of pages in this report: 61

                                     PART I

ITEM 1. BUSINESS

(A)  Background

In January 1986, PLM Financial Services, Inc. (FSI or the General Partner), a wholly-owned subsidiary of PLM International, Inc. (PLM International or PLMI), filed a Registration Statement on Form S-1 with the Securities and Exchange Commission with respect to a proposed offering of 6,000,000 depositary units (the units) in PLM Equipment Growth Fund, a California limited partnership (the Partnership, the Registrant, or EGF). The Partnership's offering became effective on May 20, 1986. FSI, as General Partner, owns a 1% interest in the Partnership. The Partnership engages in the business of investing in diversified equipment portfolio consisting primarily of used, long-lived, low-obsolescence capital equipment that is easily transportable by and among prospective users.

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

As of December 31, 2001, there were 5,784,275 depositary units outstanding.

Table 1, below, lists the equipment and the cost of the equipment in the Partnership's portfolio, and the Partnership's proportional share of equipment owned by an unconsolidated special purpose entity as of December 31, 2001 (in thousands of dollars):

TABLE 1


 Units                      Type                                   Manufacturer              Cost
-------------------------------------------------------------------------------------------------------

Owned equipment held for operating leases:

    812       Pressurized tank railcars                          Various                  $      20,451
     20       Non pressurized tank railcars                      Various                            565
     45       Refrigerated marine containers                     Various                            585
                                                                                          -----------------

                Total owned equipment held for operating leases                           $      21,601 (1)
                                                                                          =================

Equipment owned by an unconsolidated special-purpose entity (USPE):

   0.50       Product tanker                                     Kaldnes M/V              $       8,277 (1,2)
                                                                                          =================
(1)  Includes  equipment and investments  purchased with capital  contributions, undistributed  cash  flow  from  operations,  and  Partnership  borrowings.
     Includes  costs  capitalized  subsequent  to the date of  acquisition,  and
     equipment   acquisition   fees   paid  to  PLM   Transportation   Equipment
     Corporation,  a wholly  owned  subsidiary  of FSI. All  equipment  was used equipment at the time of purchase.

(2)  Jointly owned: EGF (50%) and one affiliated program.


Railcars are leased under operating leases with terms of one to six years. The Partnership's marine containers are leased to operators of utilization-type leasing pools that include equipment owned by unaffiliated parties. In such instances, revenues received by the Partnership consist of a specified percentage of revenues generated by leasing the pooled equipment to sublessees, after deducting certain direct operating expenses of the pooled equipment. The marine vessel owned by the USPE operates in the short term spot charter market.

The lessees of the equipment include but are not limited to: Amoco Canada, Chevron USA Products Co., Cronos Containers, and Elbow River Resources.

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

(C) Competition

(1) Operating Leases versus Full Payout Leases

The  equipment  owned or  invested  in by the  Partnership  is leased  out on an operating lease basis wherein the rents received during the initial noncancelable term of the lease are insufficient to recover the Partnership's purchase price of equipment. The short to mid-term nature of operating leases commands a higher rental rate than the longer-term, full payout leases and offers lessees relative flexibility in their equipment commitment. In addition, the rental obligation under an operating lease need not be capitalized on the lessee's balance sheet.

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

(D) Demand

The Partnership currently operates in three operating segments: marine vessel leasing, marine container leasing, and railcar leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers. The Partnership's equipment is used to transport materials and commodities, rather than people.

The following section describes the international and national markets in which the Partnership's capital equipment operates:

(1) Marine Vessel

The Partnership, through its USPE, has an investment in a 1975-built 50,000 dead weight ton product tanker that operates in most international markets carrying a variety of commodity-type cargoes. Demand for commodity-based shipping is closely tied to worldwide economic growth patterns, which can affect demand by causing changes in volume on trade routes. The General Partner of the USPE operates the Partnership's product tanker in the spot chartering market, an approach that provides the flexibility to rapidly adapt to changes in market conditions, carrying mostly fuel oil and similar petroleum distillates.

The market for product tankers improved throughout most of 2001, with dramatic improvements experienced in the first and second quarters; the market has recently softened and the USPE's vessel, because of it's advanced age which primarily effects the vessel's ability to operate in all markets, has seen periods of idle time. The strength or weakness in the charter market for tankers is generally tied to overall economic activity.

(2) Marine Containers

The Partnership's fleet of both standard dry and specialized containers is in excess of 12 years of age, and is generally no longer suitable for use in international commerce, either due to its specific physical condition, or the lessees' preferences for newer equipment. As individual containers are returned from their specific lessees, they are being marketed for sale on an "as is, where is" basis. The market for such sales, although highly dependent upon the specific location and type of container, has softened somewhat in the last year primarily due to the worldwide recession. In addition to this overall softness in residual values, the Partnership has continued to experience reduced residual values on the sale of refrigerated containers, due primarily to technological obsolescence associated with this equipment's refrigeration machinery.

(3) Railcars

(a)  Pressurized Tank Cars

Pressurized tank cars are used to transport liquefied petroleum gas (natural gas) and anhydrous ammonia (fertilizer). The US markets for natural gas are industrial applications, residential use, electrical generation, commercial applications, and transportation. Natural gas consumption is expected to grow over the next few years as most new electricity generation capacity planned for is expected to be natural gas fired. Within the fertilizer industry, demand is a function of several factors, including the level of grain prices, status of government farm subsidy programs, amount of farming acreage and mix of crops planted, weather patterns, farming practices, and the value of the US dollar. Population growth and dietary trends also play an indirect role.

On an industry-wide basis, North American carloadings of the commodity group that includes petroleum and chemicals decreased over 5% in 2001 compared to 2000. Even with this decrease in industry-wide demand, the utilization of this type of railcar within the Partnership continued to be in the 98% range through 2001.

(b) General Purpose (Nonpressurized) Tank Cars

These railcars are used to transport bulk liquid commodities and chemicals not requiring pressurization, such as certain petroleum products, liquefied asphalt, lubricating oils, molten sulfur, vegetable oils, and corn syrup. The overall health of the market for these types of commodities is closely tied to both the US and global economies, as reflected in movements in the Gross Domestic Product, personal consumption expenditures, retail sales, and currency exchange rates. The manufacturing, automobile, and housing sectors are the largest consumers of chemicals. Within North America, 2001 carloadings of the commodity group that includes chemicals and petroleum products fell over 5% from 2000 levels. Utilization of the Partnership's nonpressurized tank cars decreased from 90% at the beginning of 2001 to 85% at year-end.

(E) Government Regulations

The use, maintenance, and ownership of equipment are regulated by federal, state, local, or foreign governmental authorities. Such regulations may impose restrictions and financial burdens on the Partnership's ownership and operation of equipment. Changes in government regulations, industry standards, or deregulation may also affect the ownership, operation, and resale of the equipment. Substantial portions of the Partnership's equipment portfolio are either registered or operated internationally. Such equipment may be subject to adverse political, government, or legal actions, including the risk of expropriation or loss arising from hostilities. Certain of the Partnership's equipment is subject to extensive safety and operating regulations, which may require its removal from service or extensive modification of such equipment to meet these regulations at considerable cost to the Partnership. Such regulations include but are not limited to:

     (1) The U.S. Oil Pollution Act of 1990, which established liability for operators and owners of marine vessels that create environmental pollution. This regulation has resulted in higher oil pollution liability insurance. The lessee of the equipment typically reimburses the Partnership for these additional costs;

     (2) The Montreal Protocol on Substances that Deplete the Ozone Layer and the U.S. Clean Air Act Amendments of 1990, which call for the control and eventual replacement of substances that have been found to cause or contribute significantly to harmful effects on the stratospheric ozone layer and which are used extensively as refrigerants in refrigerated marine cargo containers.

     (3) The U.S. Department of Transportation's Hazardous Materials Regulations regulates the classification and packaging requirements of hazardous materials that apply particularly to Partnership's tank railcars. The Federal Railroad Administration has mandated that effective July 1, 2000 all tank railcars must be re-qualified every ten years from the last test date stenciled on each railcar to insure tank shell integrity. Tank shell thickness, weld seams, and weld attachments must be inspected and repaired if necessary to re-qualify the tank railcar for service. The average cost of this inspection is $3,600 for jacketed tank railcars and $1,800 for non-jacketed tank railcars, not including any necessary repairs. This inspection is to be performed at the next scheduled tank test and every ten years thereafter. The Partnership currently owns 812 jacketed tank railcars and 20 non-jacketed tank cars that will need re-qualification. As of December 31, 2001, 99 have been inspected and no significant defects have been discovered.

As of December 31, 2001, the Partnership is in compliance with the above government regulations. Typically, costs related to extensive modifications required to meet government regulations are passed on to the lessee of that equipment.

ITEM 2. PROPERTIES

The Partnership neither owns nor leases any properties other than the equipment it has purchased and its interest in an entity that owns equipment for leasing purposes. As of December 31, 2001, the Partnership owned a portfolio of transportation and related equipment and an investment in equipment owned by an unconsolidated special-purpose entity (USPE), as described in Item 1, Table 1. The Partnership acquired equipment with the proceeds of the Partnership offering of $100.0 million, proceeds from debt financing of $23.0 million, and by reinvesting a portion of its operating cash flow in additional equipment.

The Partnership maintains its principal office at 120 Montgomery Street, Suite 1350, San Francisco, California 94104. All office facilities are provided by FSI without reimbursement by the Partnership.

ITEM 3. LEGAL PROCEEDINGS

The Partnership, together with affiliates, has initiated litigation in various official forums in India and the United States against a defaulting Indian airline lessee to repossess Partnership property and to recover damages for failure to pay rent and failure to maintain such property in accordance with the relevant lease contract. The Partnership has repossessed all of its property previously leased to such airline and the airline has ceased operations. In response to the Partnership's collection efforts, the airline lessee filed counterclaims against the Partnership in excess of the Partnership's claims against the airline. The General Partner believes that the airline's counterclaims are completely without merit, and the General Partner will vigorously defend against such counterclaims.

During 2001, the General Partner has decided to minimize its collection efforts from the India lessee in order to save the Partnership from incurring additional expenses associated with trying to collect from a lessee that has no apparent ability to pay.

The Partnership is involved as plaintiff or defendant in various legal actions incident to its business. Management does not believe that any of these actions will be material to the financial condition or results of operations of the Partnership.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Partnership's limited partners during the fourth quarter of its fiscal year ended December 31, 2001.

                                     PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S EQUITY AND RELATED DEPOSITARY UNIT MATTERS

Pursuant to the items of the partnership agreement, the General Partner is entitled to a 1% interest in the profits, losses and distributions of the Partnership. The General Partner is the sole holder of such interest. Special allocations of income are made to the General Partner equal to the deficit balance, if any, in the capital account of the General Partner. The General Partner's annual allocation of net income will generally be equal to the General Partner's cash distributions paid during the current year. The remaining interests in the profits, losses and distributions of the Partnership are owned, as of December 31, 2001, by the 4,954 unit holders in the Partnership

There are several secondary markets that will facilitate sales and purchases of depositary units. Secondary markets are characterized as having few buyers for depositary units and, therefore, are generally viewed as inefficient vehicles for the sale of depositary units. Presently, there is no public market for the units and none is likely to develop.

The Partnership is listed on the OTC Bulletin Board under the symbol GFXPZ.

To prevent the units from being considered publicly traded and thereby to avoid taxation of the Partnership as an association treated as a corporation under the Internal Revenue Code, the limited partnership units will not be transferable without the consent of the General Partner, which may be withheld in its absolute discretion. The General Partner intends to monitor transfers of limited partnership units in an effort to ensure that they do not exceed the percentage or number permitted by certain safe harbors promulgated by the Internal Revenue Service. A transfer may be prohibited if the intended transferee is not a United States citizen or if the transfer would cause any portion of the units of a "Qualified Plan" as defined by the Employee Retirement Income Security Act of 1974 and Individual Retirement Accounts to exceed the allowable limit.





















                      (This space intentionally left blank)

ITEM 6.    SELECTED FINANCIAL DATA

Table 2, below, lists selected financial data for the Partnership:

                                     TABLE 2

                        For the years ended December 31,
 (In thousands of dollars, except per weighted-average depositary unit amounts)

                                          2001             2000            1999            1998             1997
                                     ----------------------------------------------------------------------------------
Operating results:

  Total revenues                       $    5,545       $    6,669      $    6,816      $    8,366       $   12,462
  Net gain on disposition
    of equipment                               98              486             156             733            3,265
  Equity in net income (loss) of
    unconsolidated special-
    purpose entities                         (186)           1,606           2,047            (895)            (483)
  Net income                                1,389            3,804           4,321           1,807            5,685

At year-end:
  Total assets                         $    4,716       $    5,497      $    7,217      $   13,020       $   20,006
  Total liabilities                           213              257             463             693            1,308

Cash distribution                      $    2,126       $    3,858      $    3,850      $    4,695       $    6,405

Special distribution                   $       --       $    1,460      $    6,044      $    3,483       $       --

Total cash distribution                $    2,126       $    5,318      $    9,894      $    8,178       $    6,405

Cash and special distribution
  representing a return of capital
  to the limited partners              $      737       $    1,514      $    5,573      $    6,560       $      754

Per weighted-average depositary unit:
Net income                             $     0.24 1     $     0.65 1    $     0.73 1    $     0.31 1     $     0.97 (1)

Cash distribution                      $     0.36       $     0.66      $     0.66      $     0.81       $     1.10

Special distribution                   $       --       $     0.25      $     1.04      $     0.60       $       --

Total cash distribution                $     0.36       $     0.91      $     1.70      $     1.41       $     1.10

Cash and special distribution
 representing a return of capital
  to the limited partners              $     0.13       $     0.26      $     0.96      $     1.13       $     0.13


----------------------------------
1    After reduction of income of $7,000 ($0.00 per weighted-average  depositary unit) in 2001,  $14,000  ($0.00 per  weighted-average  depositary  unit) in
     2000, $0.1 million ($0.01 per  weighted-average  depositary  unit) in 1999,
     $0.3 million  ($0.04 per  weighted-average  depositary  unit) in 1998,  and
     $41,000 ($0.01 per  weighted-average  depositary unit) in 1997 representing
     allocations   to  the  General   Partner  (see  Note  1  to  the  financial
     statements).

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

(B) Results of Operations -- Factors Affecting Performance

(1) Re-leasing Activity and Repricing Exposure to Current Economic Conditions

The exposure of the Partnership's equipment portfolio to repricing risk occurs whenever the leases for the equipment expire or are otherwise terminated and the equipment must be remarketed. Major factors influencing the current market rate for the Partnership's equipment include supply and demand for similar or comparable types of transport capacity, desirability of the equipment in the leasing market, market conditions for the particular industry segment in which the equipment is to be leased, overall economic conditions, and various regulations concerning the use of the equipment. Equipment that is idle or out of service between the expiration of one lease and the assumption of a subsequent lease can result in a reduction of contribution to the Partnership. The Partnership experienced re-leasing activity or repricing exposure in 2001 across its railcar, marine container, and marine vessel portfolios.

     (a) Railcars: The relatively short duration of most leases exposes the railcars to considerable re-leasing activity. As of December 31, 2001, the Partnership's had 30 railcars off-lease. Additional railcars will expire in 2002. The Partnership's railcar lease revenue declined approximately $0.4 million from 2000 to 2001 due to the sale and disposition of railcars during 2000 and 2001.

     (b) Marine containers: The Partnership's remaining marine container portfolio is operated in utilization-based leasing pools and, as such, is exposed to repricing activity. The Partnership's marine container lease revenue declined approximately $45,000 from 2000 to 2001 primarily due to the disposition of marine containers in 2000 and 2001.

     (c) Marine vessel: The marine vessel in which the Partnership owns an interest operated in the short-term leasing market in 2001 exposing it to repricing activity.

(2) Equipment Liquidations

Liquidation of Partnership equipment and the Partnership's investment in an USPE represents a reduction in the size of the equipment portfolio and may result in reduction of contributions to the Partnership. During the year ended December 31, 2001, the Partnership sold or disposed of railcars and marine containers with an aggregate net book value of $31,000 for proceeds net of commissions of $0.1 million.

(3) Equipment Valuation

In accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of," the General Partner reviews the carrying value of the Partnership's equipment portfolio at least quarterly and whenever circumstances indicate that the carrying value of an asset may not be recoverable due to expected future market conditions. If the projected undiscounted cash flows and the fair market value of the equipment are less than the carrying value of the equipment, a loss on revaluation is recorded. No reductions to wholly or partially owned USPE equipment were required for the years ended December 31, 2001, 2000 or 1999.

In October 2001, FASB issued SFAS N0. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which replaces SFAS N0. 121. SFAS No. 144 provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets, expands the scope of a discontinued operation to include a component of an entity and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.

The Partnership will apply the new rules on accounting for the impairment or disposal of long-lived assets beginning in the first quarter of 2002, and they are not anticipated to have an impact on the Partnership's earnings or financial position.

(C) Financial Condition -- Capital Resources and Liquidity

The General Partner purchased the Partnership's initial equipment portfolio with capital raised from its initial equity offering and permanent debt financing. No further capital contributions from the original partners are permitted under the terms of the limited partnership agreement. As of December 31, 2001, the Partnership had no outstanding debt. The Partnership relies on operating cash flows to meet its operating obligations.

For the year ended December 31, 2001, the Partnership generated $2.8 million in operating cash to meet its operating obligations and make distributions of $2.1 million to the partners.

The Partnership's investment in an USPE declined $0.4 million in 2001 due to distributions received from the USPE of $0.2 million and from the Partnership's share of loss from the entity of $0.2 million.

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

(D) Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On a regular basis, the General Partner reviews these estimates including those related to asset lives and depreciation methods, impairment of long-lived assets including intangibles, allowance for doubtful accounts, and contingencies and litigation. These estimates are based on the General Partner's historical experience and on various other assumptions believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The General
Partner believes, however, that the estimates, including those for the above-listed items, are reasonable and that actual results will not vary significantly from the estimated amounts.

The General Partner believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Partnership's financial statements:

Asset lives and depreciation methods: The Partnership's primary business involves the purchase and subsequent lease of long-lived transportation and related equipment. The General Partner has chosen asset lives that it believes correspond to the economic life of the related asset. The General Partner has chosen a deprecation method that it believes matches the benefit to the Partnership from the asset with the associated costs. These judgments have been made based on the General Partner's expertise in each equipment segment that the Partnership operates. If the asset life and depreciation method chosen does not reduce the book value of the asset to at least the potential future cash flows from the asset to the Partnership, the Partnership would be required to record a loss on revaluation. Likewise, if the net book value of the asset was reduced by an amount greater than the economic value has deteriorated, the Partnership may record a gain on sale upon final disposition of the asset.

Impairment of long-lived assets: On a regular basis, the General Partner reviews the carrying value of its equipment, investments in unconsolidated special purpose entities and intangible assets to determine if the carrying value of the asset may not be recoverable due to current economic conditions. This requires the General Partner to make estimates related to future cash flows from each asset as well as the determination if the deterioration is temporary or permanent. If these estimates or the related assumptions change in the future, the Partnership may be required to record additional impairment charges.

Allowance for doubtful accounts: The Partnership maintains allowances for doubtful accounts for estimated losses resulting from the inability of the lessees to make the lease payments. These estimates are primarily based on the amount of time that has lapsed since the related payments were due as well as specific knowledge related to the ability of the lessees to make the required payments. If the financial condition of the Partnership's lessees were to deteriorate, additional allowances could be required that would reduce income. Conversely, if the financial condition of the lessees were to improve or if legal remedies to collect past due amounts were successful, the allowance for doubtful accounts may need to be reduced and income would be increased.

Contingencies and litigation: The Partnership is subject to legal proceedings involving ordinary and routine claims related to its business. The ultimate legal and financial liability with respect to such matters cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements. Estimates for losses from litigation are made after consultation with outside counsel. If estimates of potential losses increase or the related facts and circumstances change in the future, the Partnership may be required to record additional litigation expense.

(E)  Results of Operations -- Year-to-Year Detailed Comparison

(1) Comparison of the Partnership's Operating Results for the Years Ended December 31, 2001 and 2000.

(a) Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance and asset-specific insurance expenses) on owned equipment decreased during 2001 compared to 2000. Gains or losses from the sale of equipment, interest and other income, and certain expenses such as depreciation and general and administrative expenses relating to the operating segments (see Note 5 to the audited financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by equipment type (in thousands of dollars):

                               For the Years Ended
                               Ended December 31,
                                                   2001             2000
                                                 ---------------------------
        Railcars                                 $ 3,686          $  3,949
        Marine containers                             54                98
        Trailers                                      --               192

Railcars: Railcar lease revenues and direct expenses were $5.3 million and $1.6 million, respectively, for 2001, compared to $5.6 million and $1.7 million, respectively, during 2000. Lease revenues declined $0.2 million due to an increase in the number of railcars off-lease compared to 2000 and declined an additional $0.1 million due to lower release rates on certain of the fleet's tank railcars in 2001 compared to 2000. Direct expenses decreased $0.1 million due to fewer repairs to the railcar fleet compared to 2000.

Marine containers: Marine container lease revenues and direct expenses were $0.1 million and $-0-, respectively, for the year ended December 31, 2001, compared to $0.1 million and $1,000, respectively, during the same period of 2000. The number of marine containers owned by the Partnership has been declining due to dispositions. The result of this declining fleet has been a decrease in marine container contribution.

Trailers: All the Partnership's trailers were sold in the third quarter of 2000. Trailer lease revenues and direct expenses were $0.3 million and $0.1 million, respectively, for the year ended December 31, 2000.

(b) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $2.3 million for 2001 decreased from $2.6 million for 2000. Significant variances are explained as follows:

     (i) A $0.2 million decrease in depreciation expense from 2000 levels reflecting the disposition of assets during 2001 and during 2000.

     (ii)A $0.1 million decrease in management fee expense to affiliates was due to reduced cash flows from operations in 2001 compared to the same period in 2000.

(c) Net Gain on Disposition of Owned Equipment

Net gain on disposition of equipment for the year ended December 31, 2001 totaled $0.1 million and resulted from the sale of railcars and marine containers with an aggregate net book value of $31,000, for proceeds of $0.1 million. For the year ended December 31, 2000, the net gain on dispositions totaled $0.5 million, and resulted from the sale of marine containers, railcars, and trailers, with an aggregate net book value of $0.6 million, for proceeds of $1.1 million.

(d)  Equity in Net  Income  (Loss) of  Unconsolidated  Special-Purpose  Entities
(USPEs)

Equity in net income (loss) of USPEs represents the Partnership's share of the net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method of accounting. This entity was a single purpose entity that had no debt. The following table presents equity in net income
(loss) by equipment type (in thousands of dollars):

                                                       For the Years Ended
                                                        Ended December 31,
                                                      2001              2000
                                                  ------------------------------

        Marine vessel                             $    (186)        $      298
        Aircraft                                         --              1,308
                                                  ------------------------------
        Equity in net income (loss) of USPEs      $    (186)        $    1,606
                                                  ==============================

Marine vessel: During 2001, lease revenues of $2.0 million were offset by depreciation expense, direct expenses, and administrative expenses of $2.2 million. During 2000, lease revenues of $4.0 million were offset by depreciation expense, direct expenses, and administrative expenses of $3.7 million, respectively.

Lease revenues decreased $2.0 million in 2001 compared to 2000. Lease revenues decreased $1.2 million due to lower lease rates in 2001 compared to 2000. A decrease of $0.5 million due to this marine vessel being off-lease for approximately two months while completing its dry docking during 2001 and a $0.3 million decrease was due to it being off-lease for an additional 1-1/2 months during 2001.

Depreciation expense, direct expenses, and administrative expenses decreased $1.5 million during the year ended December 31, 2001 compared to the same period of 2000. A decrease in direct expenses of $0.4 million was due to the marine vessel incurring lower operating costs while in dry dock and $0.9. million was due to the marine vessel incurring lower operating costs while off-lease in 2001, a decrease of $0.2 million caused by lower repairs and maintenance compared to the same period of 2000.

Aircraft: The Partnership sold its remaining interest in a trust that owned an aircraft in the first quarter of 2000. The gain from this sale was $1.4 million, which was partially offset by depreciation expense, direct expenses, and administrative expenses of $0.2 million.

(e) Net Income

As a result of the foregoing, the Partnership's net income of $1.4 million for the year ended December 31, 2001 compared to net income of $3.8 million during the same period in 2000. The Partnership's ability to operate, or liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the year ended December 31, 2001 is not necessarily indicative of future periods. In the year ended December 31, 2001, the Partnership distributed $2.1 million to the limited partners, or $0.36 per weighted-average depositary unit.

(2) Comparison of the Partnership's Operating Results for the Years Ended December 31, 2000 and 1999.

In September 1999, PLM Financial Services, Inc. (FSI or the General Partner), amended the corporate-by laws of certain USPEs in which the Partnership, or any affiliated program, owned an interest greater than 50%. The amendment to the corporate-by-laws provided that all decisions regarding the acquisition and disposition of the investment as well as other significant business decisions of that investment would be permitted only upon unanimous consent of the Partnership and all the affiliated programs that have an ownership in the investment (the Amendment). As such, although the Partnership may own a majority interest in a USPE, the Partnership does not control its management and thus the equity method of accounting will be used after adoption of the Amendment. As a result of the Amendment, as of September 30, 1999, all jointly owned equipment in which the Partnership owned a majority interest, which had been consolidated, were reclassified to investments in USPEs. Lease revenues and direct expenses for jointly owned equipment in which the Partnership held a majority interest were reported under the consolidation method of accounting during the year ended December 31, 1999 and were included with the owned equipment operations. For the three months ended December 31, 1999 and twelve months ended December 31, 2000, lease revenues and direct expenses for these entities are reported under the equity method of accounting and are included with the operations of the USPE.

(a) Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating and asset-specific insurance expenses) on owned equipment decreased during the year ended December 31, 2000, compared to the same period of 1999.

The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                                        For the Years Ended
                                                            December 31,
                                                       2000             1999
                                                     ---------------------------
        Rail equipment                               $ 3,949          $ 3,972
        Trailers                                         192              330
        Marine containers                                 98              140

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

(b) Interest and Other Income

Interest and other income decreased by $0.2 million in 2000 compared to 1999 due to lower income on the railcars related to mileage charges.

(c) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses were $2.6 million for the years ended December 31, 2000 and 1999. While there was no change in the total indirect expenses from 1999 to 2000, some components of these expenses had material fluctuations. Significant fluctuations are as follows:

     (i) a $0.1 million decrease in depreciation expense due to equipment dispositions.

     (ii)a $0.1 million decrease in management fee to affiliates reflects reduced cash flow.

     (iii) a $0.2 million increase in bad debt expense related to the collection of an account receivable in 1999 that had been previously reserved for as a bad debt. A similar event did not occur in 2000.

(d) Net Gain on Disposition of Owned Equipment

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

(e)  Equity in Net  Income  (Loss) of  Unconsolidated  Special-Purpose  Entities
(USPEs)

Equity in net income (loss) of USPEs represent the Partnership's share of the net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method of accounting. These entities were single purpose and had no debt. The following table presents equity in net income (loss) by equipment type (in thousands of dollars):

                                                        For the Years
                                                      Ended December 31,
                                                    2000              1999
                                                 -----------------------------
        Aircraft                                 $  1,308          $  2,531
        Marine vessel                                 298              (484)
                                                 -----------------------------
           Equity in net income of USPEs         $  1,606          $  2,047
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

(f) Net Income

As a result of the foregoing, the Partnership's net income of $3.8 million for 2000, compared to net income of $4.3 million during 1999. The Partnership's ability to operate, liquidate assets, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance during the year ended December 31, 2000 is not necessarily indicative of future periods. In the year ended December 31, 2000, the Partnership distributed $5.3 million to the limited partners, or $0.91 per weighted-average depositary unit.

(F) Geographic Information

Certain of the Partnership's equipment operates in international markets. Although these operations expose the Partnership to certain currency, political, credit, and economic risks, the General Partner believes that these risks are minimal or has implemented strategies to control the risks. Currency risks are at a minimum because all invoicing, with the exception of a small number of railcars operating in Canada, is conducted in U.S. dollars. Political risks are minimized generally through the avoidance of operations in countries that do not have a stable judicial system and established commercial business laws. Credit support strategies for lessees range from letters of credit supported by U.S. banks to cash deposits. Although these credit support mechanisms allow the Partnership to maintain its lease yield, there are risks associated with slow-to-respond judicial systems when legal remedies are required to secure payment or repossess equipment. Economic risks are inherent in all international markets and the General Partner strives to minimize this risk with market analysis prior to committing equipment to a particular geographic area. Refer to
Note 6 to the financial  statements for information on the revenues,  net income
(loss), and net book value of equipment in various geographic regions.

Revenues and net operating income (loss) by geographic region are impacted by the time period the asset is owned and the useful life ascribed to the asset for depreciation purposes. Net income (loss) from equipment is significantly impacted by depreciation charges, which are greatest in the early years of ownership due to the use of the double-declining balance method of depreciation. The relationships of geographic revenues, net income (loss), and net book value of equipment are expected to significantly change in the future as assets come off lease and decisions are made to either redeploy the assets in the most advantageous geographic location, or sell the assets.

The Partnership owned equipment on lease to the U.S. domiciled lessees consisted of railcars. During 2001, U.S. lease revenues accounted for 16% of the lease revenues generated by wholly and jointly-owned equipment. U.S. operations resulted in a net loss of $0.6 million.

The Partnership's owned equipment leased to Canadian-domiciled lessees consists of railcars. Canadian lease revenue accounted for 56% of total lease revenues generated by wholly-and jointly owned equipment. Canadian operations generated net income of $3.0 million.

The Partnership owned equipment on lease to lessees operating in the rest of the world consisted of marine containers and a 50% investment in a partnership that owns a marine vessel. During 2001, lease revenues from the rest of the world accounted for 29% of the lease revenues generated by wholly and jointly-owned equipment. The operations in the rest of the world resulted in a net loss of $0.2 million.

(G) Inflation

Inflation had no significant impact on the Partnership's operations during 2001, 2000, or 1999.

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

(I) Outlook for the Future

Since the Partnership is in its active liquidation phase, the General Partner will be seeking to selectively re-lease or sell assets as the existing leases expire. Sale decisions will cause the operating performance of the Partnership to decline over the remainder of its life. Throughout the remaining life of the Partnership, the Partnership may periodically make special distributions to the partners as asset sales are completed.

Liquidation of the Partnership's equipment will cause a reduction in the size of the equipment portfolio and may result in a reduction of contribution to the Partnership. Other factors affecting the Partnership's contribution in the year 2002 include:

1. The Partnership's fleet of marine containers is in excess of twelve years of age and is no longer suitable for use in international commerce either due to its specific physical condition, or lessee's preferences for newer equipment. Demand for the Partnership's marine containers will continue to be weak due to their age.

2. Railcar loadings in North America have weakened over the past year. During 2001, utilization and lease rates decreased. Railcar contribution may decrease in 2002 as existing leases expire and renewal leases are negotiated.

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

Several other factors may affect the Partnership's operating performance in 2002 and beyond, including changes in the markets for the Partnership's equipment and changes in the regulatory environment in which that equipment operates.

The other factors affecting the Partnership's contribution in 2002 and beyond include:

(1) Repricing Risk

Certain of the Partnership's marine containers, railcars and trailers will be remarketed in 2002 as existing leases expire, exposing the Partnership to repricing risk/opportunity. Additionally, the Partnership entered its liquidation phase on January 1, 2000, and has commenced an orderly liquidation of the Partnership's assets. The General Partner intends to re-lease or sell equipment at prevailing market rates; however, the General Partner cannot predict these future rates with any certainty at this time, and cannot accurately assess the effect of such activity on future Partnership performance.

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

The U.S. Department of Transportation's Hazardous Materials Regulations regulates the classification and packaging requirements of hazardous materials that apply particularly to Partnership's tank railcars. The Federal Railroad Administration has mandated that effective July 1, 2000 all tank railcars must be re-qualified every ten years from the last test date stenciled on each railcar to insure tank shell integrity. Tank shell thickness, weld seams, and weld attachments must be inspected and repaired if necessary to re-qualify the tank railcar for service. The average cost of this inspection is $3,600 for jacketed tank railcars and $1,800 for non-jacketed tank railcars, not including any necessary repairs. This inspection is to be performed at the next scheduled tank test and every ten years thereafter. The Partnership currently owns 812 jacketed tank railcars and 20 non-jacketed tank railcars that will need re-qualification. As of December 31, 2001, a total of 99 been inspected and no significant defects have been discovered.

(3) Distributions

During the active liquidation phase, the Partnership will use operating cash flow and proceeds from the sale of equipment to meet its operating obligations, and to the extent available, make distributions to the partners. In the long term, changing market conditions and used equipment values preclude the General Partner from accurately determining the impact of future re-leasing activity and equipment sales on Partnership performance and liquidity.

(4) Liquidation

Liquidation of the Partnership's equipment and the Partnership's investment in a USPE represents a reduction in the size of the equipment portfolio and may result in a reduction of contribution to the Partnership.

Since the Partnership is in its active liquidation phase, the size of the Partnership's remaining equipment portfolio and, in turn, the amount of net cash flows from operations will continue to become progressively smaller as assets are sold. Significant asset sales may result in potential special distributions to unitholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's primary market risk exposure is currency devaluation risk. During 2001, 85% of the Partnership's total lease revenues came from non-United States domiciled lessees. Most of the leases require payment in United States (U.S.) currency. If these lessees' currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated lease payment.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements for the Partnership are listed in the Index to Financial Statements included in Item 14(a) of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     (A)  Disagreements with Accountants on Accounting and Financial Disclosures

          None

     (B)  Changes in Accountants

In September 2001, the General Partner announced that the Partnership had engaged Deloitte & Touche LLP as the Partnership's auditors and had dismissed KPMG LLP. KPMG LLP issued unqualified opinions on the 1999 and 2000 financial statements. During 1999 and 2000 and the subsequent interim periods preceding such dismissal, there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF PLM FINANCIAL SERVICES, INC.

As of the date of this annual report, the directors and executive officers of PLM Financial Services, Inc. (and key executive officers of its subsidiaries) are as follows:

Name                                     Age     Position
---------------------------------------- ------- ------------------------------------------------------------------


Gary D. Engle                            52      Director, PLM Financial Services, Inc., PLM Investment
                                                 Management Inc., and PLM Transportation Equipment Corp.

James A. Coyne                           41      Director and Secretary, PLM Financial Services Inc., PLM
                                                 Investment Management, Inc., and PLM Transportation Equipment
                                                 Corp.

Stephen M. Bess                          55      President and Director, PLM Financial Services, Inc., PLM
                                                 Investment Management Inc., and PLM Transportation Equipment
                                                 Corp.

Gary D. Engle was appointed a Director of PLM Financial Services, Inc. in January 2002. He was appointed a director of PLM International, Inc. in February 2001. He is a director and President of MILPI. Since November 1997, Mr. Engle has been Chairman and Chief Executive Officer of Semele Group Inc. ("Semele"), a publicly traded company. Mr. Engle is President and Chief Executive Officer of Equis Financial Group ("EFG"), which he joined in 1990 as Executive Vice President. Mr. Engle purchased a controlling interest in EFG in December 1994. He is also President of AFG Realty, Inc.

James A. Coyne was appointed a Director and Secretary of PLM Financial Services Inc. in April 2001. He was appointed a director of PLM International, Inc in February 2001. He is a director, Vice President and Secretary of MILPI. Mr. Coyne has been a director, President and Chief Operating Officer of Semele since 1997. Mr. Coyne is Executive Vice President of Equis Corporation, the general partner of EFG. Mr. Coyne joined EFG in 1989, remained until 1993, and rejoined in November 1994.

Stephen M. Bess was appointed a Director of PLM Financial Services, Inc. in July 1997. Mr. Bess was appointed President of PLM Financial Services, Inc. in October 2000. He was appointed President and Chief Executive Officer of PLM International, Inc. in October 2000. Mr. Bess was appointed President of PLM Investment Management, Inc. in August 1989, having served as Senior Vice President of PLM Investment Management, Inc. beginning in February 1984 and as Corporate Controller of PLM Financial Services, Inc. beginning in October 1983. He served as Corporate Controller of PLM, Inc. beginning in December 1982. Mr. Bess was Vice President-Controller of Trans Ocean Leasing Corporation, a container leasing company, from November 1978 to November 1982, and Group Finance Manager with the Field Operations Group of Memorex Corporation, a manufacturer of computer peripheral equipment, from October 1975 to November 1978.

The directors of PLM Financial Services, Inc. are elected for a one-year term or until their successors are elected and qualified. No family relationships exist between any director or executive officer of PLM Financial Services, Inc., PLM Transportation Equipment Corp., or PLM Investment Management, Inc.

ITEM 11. EXECUTIVE COMPENSATION

The Partnership has no directors, officers, or employees. The Partnership had no pension, profit sharing, retirement, or similar benefit plan in effect as of December 31, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(A)  Security Ownership of Certain Beneficial Owners

     The General Partner is entitled to a 1% interest in the profits and losses (subject to certain allocations of income) and distributions of the Partnership. As of December 31, 2001, no investor was known by the General Partner to beneficially own more than 5% of the depositary units of the Partnership.

(B)  Security Ownership of Management

     Neither the General Partner and its affiliates nor any executive office or director of the General Partner and its affiliates own any depository units of the Partnership as of December 31, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(A)  Transactions with Management and Others

     During 2001,  management  fees to IMI were $0.3 million.  During 2001,  the
     Partnership reimbursed FSI or its affiliates $0.3 million for administrative services and data processing expenses performed on behalf of the Partnership.

     During 2001, the USPE, partially owned by the Partnership, reimbursed FSI or its affiliates $0.1 million for administrative and data processing services. Management fees of $14,000 were paid by the USPE in 2001.











                    (This space is intentionally left blank)

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

       2. Financial Statements required under Regulation S-X Rule 3-09.

          The following financial statements are filed as exhibits of the Annual Report on Form 10-K:

          a. Boeing 767
          b. Clement Partnership

   (B)    Financial Statement Schedules

          Schedule II Valuation and Qualifying Accounts

          All other financial statement schedules have been omitted, as the required information is not pertinent to the registrant or is not material, or because the information is included in the financial statements and notes thereto.

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

     Financial Statements required under Regulation S-X Rule 3-09:

          99.1. Boeing 767
          99.2 Clement Partnership

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Partnership has no directors or officers. The General Partner has signed on behalf of the Partnership by duly authorized officers.


Dated: March 26, 2002            PLM EQUIPMENT GROWTH FUND
                                 PARTNERSHIP

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


Name                        Capacity                          Date




/s/ Gary D. Engle
--------------------
Gary D. Engle               Director, FSI                March 26, 2002




/s/ James A. Coyne
--------------------
James A. Coyne              Director, FSI                March 26, 2002




/s/ Stephen M. Bess
--------------------
Stephen M. Bess             Director, FSI                March 26, 2002

                            PLM EQUIPMENT GROWTH FUND
                             (A LIMITED PARTNERSHIP)

                          INDEX TO FINANCIAL STATEMENTS

                                  (Item 14(a))




                                                                     Page



Independent auditors' reports                                       22-23

Balance sheets as of December 31, 2001 and 2000                        24

Statements of income for the years ended December 31,
   2001, 2000, and 1999                                                25

Statements of changes in partners' capital for the years
   ended December 31, 2001, 2000, and 1999                             26

Statements of cash flows for the years ended December 31, 2001, 2000, and 1999 27

Notes to financial statements                                       28-37

Independent auditors' reports on financial statement schedule       38-39

Schedule II  Valuation and Qualifying Accounts                         40

INDEPENDENT AUDITORS' REPORT



The Partners
PLM Equipment Growth Fund:

We have audited the accompanying balance sheet of PLM Equipment Growth Fund (the "Partnership") as of December 31, 2001 and the related statements of income, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We have conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1 to the financial statements, PLM Equipment Growth Fund, in accordance with the limited partnership agreement, entered its liquidation phase on January 1, 1998 and has commenced an orderly liquidation of the Partnership assets. The Partnership will terminate on December 31, 2006, unless terminated earlier upon sale of all equipment or by certain other events.



/s/ Deloitte & Touche LLP


Certified Public Accountants

Tampa, Florida
March 8, 2002

INDEPENDENT AUDITORS' REPORT



The Partners
PLM Equipment Growth Fund:

We have audited the accompanying balance sheet of PLM Equipment Growth Fund ("the Partnership") as of December 31, 2000 and the related statements of income, changes in partners' capital and cash flows for each of the years in the two-year period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1 to the financial statements, PLM Equipment Growth Fund, in accordance with the limited partnership agreement, entered its liquidation phase on January 1, 1998 and has commenced an orderly liquidation of the Partnership assets. The Partnership will terminate on December 31, 2006, unless terminated earlier upon sale of all equipment or by certain other events.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the PLM Equipment Growth Fund as of December 31, 2000 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.




/s/ KPMG LLP

SAN FRANCISCO, CALIFORNIA
March 12, 2001

                            PLM EQUIPMENT GROWTH FUND
                             (A LIMITED PARTNERSHIP)
                                 BALANCE SHEETS
                                  DECEMBER 31,
                 (in thousands of dollars, except unit amounts)





                                                                                    2001                2000
                                                                                ----------------------------------
assets

Equipment held for operating leases, at cost                                     $  21,601           $   22,046
Less accumulated depreciation                                                      (21,213)             (20,414)
                                                                                 ---------------------------------
    Net equipment                                                                      388                1,632

Cash and cash equivalents                                                            3,354                2,596
Accounts receivable, less allowance for doubtful accounts
      of $124 in 2001 and $103 in 2000                                                 314                  203
Investment in an unconsolidated special-purpose entity                                 630                1,028
Prepaid expenses and other assets                                                       30                   38
                                                                                 ---------------------------------

      Total assets                                                               $   4,716           $    5,497
                                                                                 =================================

liabilities and partners' capital

Liabilities:
Accounts payable and accrued expenses                                            $     182           $      219
Due to affiliates                                                                       19                   36
Lessee deposits                                                                         12                    2
                                                                                 ---------------------------------
  Total liabilities                                                                    213                  257
                                                                                 ---------------------------------

Commitments and contingencies

Partners' capital:
Limited partners (5,784,275 depositary units as of
    December 31, 2001 and 2000)                                                      4,503                5,240
General Partner                                                                         --                   --
                                                                                 ---------------------------------
  Total partners' capital                                                            4,503                5,240
                                                                                 ---------------------------------

      Total liabilities and partners' capital                                    $   4,716           $    5,497
                                                                                 =================================
















                 See accompanying notes to financial statements.

                            PLM EQUIPMENT GROWTH FUND
                             (A LIMITED PARTNERSHIP)
                              STATEMENTS OF INCOME
                        FOR THE YEARS ENDED DECEMBER 31,
         (in thousands of dollars, except weighted-average unit amounts)

                                                                             2001            2000           1999
                                                                         --------------------------------------------
REVENUES

Lease revenue                                                             $   5,321       $   6,019      $   6,339
Interest and other income                                                       126             164            321
Net gain on disposition of equipment                                             98             486            156
                                                                          -------------------------------------------
  Total revenues                                                              5,545           6,669          6,816
                                                                          -------------------------------------------

EXPENSES

Depreciation                                                                  1,213           1,408          1,505
Repairs and maintenance                                                       1,561           1,764          1,876
Insurance expense                                                               131              54             44
Management fees to affiliate                                                    280             357            415
General and administrative expenses to affiliate                                286             218            303
Other general and administrative expenses                                       476             572            516
Provision for (recovery of) bad debts                                            23              98           (117)
                                                                          -------------------------------------------
  Total expenses                                                              3,970           4,471          4,542
                                                                          -------------------------------------------

Equity in net income (loss) of unconsolidated
    special-purpose entities                                                   (186)          1,606          2,047
                                                                          -------------------------------------------

      Net income                                                          $   1,389       $   3,804      $   4,321
                                                                          ===========================================

PARTNERS' SHARE OF NET INCOME

Limited partners                                                          $   1,368       $   3,751      $   4,222
General partner                                                                  21              53             99
                                                                          -------------------------------------------

      Total                                                               $   1,389       $   3,804      $   4,321
                                                                          ===========================================

Limited partners net income per weighted-average depositary unit          $    0.24       $    0.65      $    0.73
                                                                          ===========================================

Cash distribution                                                         $   2,126       $   3,858      $   3,850
Special distribution                                                             --           1,460          6,044
                                                                          -------------------------------------------
Total distribution                                                        $   2,126       $   5,318      $   9,894
                                                                          ===========================================

Per weighted-average depositary unit:
Cash distribution                                                         $    0.36       $    0.66      $    0.66
Special distribution                                                             --            0.25           1.04
                                                                          -------------------------------------------
Total distribution                                                        $    0.36       $    0.91      $    1.70
                                                                          ===========================================






                 See accompanying notes to financial statements.

                            PLM EQUIPMENT GROWTH FUND
                             (A LIMITED PARTNERSHIP)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
                            (in thousands of dollars)




                                                                Limited         General
                                                                Partners        Partner           Total
                                                               --------------------------------------------

  Partners' capital as of December 31, 1998                    $    12,327        $    --         $   12,327

Net income                                                           4,222             99              4,321

Cash distribution                                                   (3,811)           (39)            (3,850)

Special distribution                                                (5,984)           (60)            (6,044)
                                                                -----------------------------------------------

  Partners' capital as of December 31, 1999                          6,754             --              6,754

Net income                                                           3,751             53              3,804

Cash distribution                                                   (3,819)           (39)            (3,858)

Special distribution                                                (1,446)           (14)            (1,460)
                                                                -----------------------------------------------

  Partners' capital as of December 31, 2000                          5,240             --              5,240

Net income                                                           1,368             21              1,389

Cash distribution                                                   (2,105)           (21)            (2,126)
                                                                ---------------------------------------------

  Partners' capital as of December 31, 2001                     $    4,503        $    --         $    4,503
                                                                ===============================================




















                 See accompanying notes to financial statements.

                            PLM EQUIPMENT GROWTH FUND
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,
                            (in thousands of dollars)

                                                                                2001           2000            1999
                                                                           --------------------------------------------
 OPERATING ACTIVITIES
 Net income                                                              $     1,389      $     3,804      $      4,321
 Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
   Depreciation                                                                1,213            1,408             1,505
   Net gain on disposition of equipment                                          (98)            (486)             (156)
   Equity in net (income) loss from unconsolidated special-
       purpose entities                                                          186           (1,606)           (2,047)
   Changes in operating assets and liabilities:
     Accounts receivable, net                                                   (111)             162               (60)
     Prepaid expenses and other assets                                             8               --               (12)
     Accounts payable and accrued expenses                                       (37)            (118)              206
     Due to affiliates                                                           (17)             (27)             (462)
     Lessee deposits                                                              10              (61)               26
                                                                         ------------------------------------------------
       Net cash provided by operating activities                               2,543            3,076             3,321
                                                                         ------------------------------------------------

 INVESTING ACTIVITIES
 Payments for capital improvements                                                --               --               (31)
 Additional investment in unconsolidated special-purpose
     entities to fund operations                                                  --               --             (835)
 Liquidation of investment in equipment placed in
     unconsolidated special-purpose entities                                      --            1,769             4,794
 Distribution from unconsolidated special-purpose entities                       212              564               482
 Proceeds from disposition of equipment                                          129            1,059               320
                                                                         ------------------------------------------------
       Net cash provided by investing activities                                 341            3,392             4,730
                                                                         ------------------------------------------------

 FINANCING ACTIVITIES
 Cash distribution paid to limited partners                                   (2,105)          (3,819)           (3,811)
 Cash distribution paid to General Partner                                       (21)             (39)              (39)
 Special distribution paid to limited partners                                    --           (1,446)           (5,984)
 Special distribution paid to General Partner                                     --              (14)              (60)
                                                                         ------------------------------------------------
 Net cash used in financing activities                                        (2,126)          (5,318)           (9,894)
                                                                         ------------------------------------------------

 Net increase (decrease) in cash and cash equivalents                            758            1,150            (1,843)
 Cash and cash equivalents at beginning of year                                2,596            1,446             3,289
                                                                         ------------------------------------------------
 Cash and cash equivalents at end of year                                $     3,354      $     2,596      $      1,446
                                                                         ================================================















                 See accompanying notes to financial statements.

                            PLM EQUIPMENT GROWTH FUND
                              A LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

ORGANIZATION

PLM Equipment Growth Fund, a California limited partnership (the Partnership), was formed on January 28, 1986. The Partnership engages primarily in the business of owning, leasing, or otherwise investing in predominantly used transportation and related equipment. PLM Financial Services, Inc. (FSI) is the General Partner of the Partnership. FSI is a wholly owned subsidiary of PLM International, Inc. (PLM International).

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

FSI manages the affairs of the Partnership. The cash distributions of the Partnership are allocated 99% to the limited partners and 1% to the General
Partner (see Net Income and Distributions per Depositary Unit, below). Net income is allocated to the General Partner to the extent necessary to cause the General Partner's capital account to equal zero. The General Partner is entitled to a subordinated incentive fee equal to 15% of surplus distributions, as defined in the limited partnership agreement, remaining after the limited partners have received a certain minimum rate of return. The General Partner does not anticipate that this fee will be earned.

ESTIMATES

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

OPERATIONS

The equipment of the Partnership is managed, under a continuing management agreement, by PLM Investment Management, Inc. (IMI), a wholly owned subsidiary of FSI. IMI receives a monthly management fee from the Partnership for managing the equipment (see Note 2). FSI, in conjunction with its subsidiaries, sells equipment to investor programs and third parties, manages pools of equipment under agreements with the investor programs, and is a general partner of other programs.

ACCOUNTING FOR LEASES

The Partnership's leasing operations consist of operating leases. Under the operating lease method of accounting, the leased asset is recorded at cost and depreciated over its estimated useful life. Rental payments are recorded as revenue over the lease term as earned in accordance with Statement of Financial Accounting Standards (SFAS) No. 13, "Accounting for Leases." Lease origination costs are capitalized and amortized over the term of the lease.

                            PLM EQUIPMENT GROWTH FUND
                              A LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION (continued)

DEPRECIATION

Depreciation of transportation equipment held for operating leases is computed on the double-declining balance method, taking a full month's depreciation in the month of acquisition, based upon estimated useful lives of 15 years for railcars and 12 years for other types of equipment. The depreciation method changes to straight-line when annual depreciation expense using the straight-line method exceeds that calculated by the double-declining balance method. Acquisition fees and certain other acquisition costs have been capitalized as part of the cost of the equipment. Major expenditures that are expected to extend the useful lives or reduce future operating expenses of equipment are capitalized and amortized over the remaining life of the equipment.

TRANSPORTATION EQUIPMENT

Equipment held for operating leases is stated at cost.

In accordance with SFAS No. 121, "Accounting For the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of (SFAS No. 121), the General Partner reviews the carrying value of the Partnership's equipment portfolio at least quarterly and whenever circumstances indicate that the carrying value of an asset would not be recoverable due to expected future market conditions. If the projected undiscounted cash flows and the fair market value of the equipment were less than the carrying value of the equipment, a loss on revaluation is recorded. No reductions to the carrying values of wholly and partially owned USPE equipment were required during 2001, 2000 or 1999.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," (SFAS No. 144) which replaces SFAS No. 121. SFAS No 144 provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets, expands the scope of a discontinued operation to include a component of an entity and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.

The Partnership will apply the new rules on accounting for the impairment or disposal of long-lived assets beginning in the first quarter of 2002, and they are not anticipated to have an impact on the Partnership's earnings or financial position.

INVESTMENT IN UNCONSOLIDATED SPECIAL-PURPOSE ENTITY

The  Partnership  has an interest in an  unconsolidated  special-purpose  entity
(USPE) that owns a marine vessel. This is a single purpose entity that does not have any debt and is accounted for using the equity method.

The Partnership's investment in an USPE includes acquisition and lease negotiation fees paid by the Partnership to PLM Transportation Equipment Corporation (TEC). TEC is a wholly-owned subsidiary of FSI. The Partnership's interest in the USPEs is managed by IMI. The Partnership's equity interest in net income (loss) of USPEs is reflected net of management fees paid or payable to IMI and the amortization of acquisition and lease negotiation fees paid to TEC.

REPAIRS AND MAINTENANCE

Repairs and maintenance costs related to railcars, marine vessels, and trailers are usually the obligation of the Partnership. Maintenance costs of the marine containers are the obligation of the lessee. If they are not covered by the lessee, they are charged against operations as incurred.

                           PLM EQUIPMENT GROWTH FUND
                              A LIMITED PARTNERSHIP
                         NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION (continued)

NET INCOME AND DISTRIBUTIONS PER DEPOSITARY UNIT

Cash distributions are allocated 99% to the limited partners and 1% to the General Partner and may include amounts in excess of net income. The limited partners' net income (loss) is allocated among the limited partners based on the number of limited partnership units owned by each limited partner and on the number of days of the year each limited partner is in the Partnership. During 2001, the General Partner received a special allocation of income of $7,000 ($14,000 in 2000 and $0.1 million in 1999) in excess of its pro-rata ownership share.

Cash distributions are recorded when paid. Cash distributions to the limited partners of $-0-, $1.0 million, and $1.0 million for the years ended December
31,  2001,  2000,  and 1999,  respectively,  were paid in 2002,  2001,  and 2000 respectively.

Special distributions of $1.5 million and $6.0 million were paid in 2000, and 1999 respectively. No special distributions were paid during 2001.

Cash distributions to investors in excess of net income are considered a return of capital. Cash distributions to limited partners of $0.7 million in 2001, $1.5 million in 2000 and $5.6 million in 1999 were deemed to be a return of capital. None of the cash distributions paid to the limited partners during 2001 were deemed a return of capital.

NET INCOME PER WEIGHTED-AVERAGE DEPOSITARY UNIT

Net income per weighted-average depositary unit was computed by dividing net income attributable to limited partners by the weighted-average number of depositary units deemed outstanding during the period. The weighted-average number of depositary units deemed outstanding during the years ended December 31, 2001, 2000, and 1999 were 5,784,275.

CASH AND CASH EQUIVALENTS

The Partnership considers highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less as cash equivalents. The carrying amount of cash equivalents approximates fair market value due to the short-term nature of the investments.

COMPREHENSIVE INCOME

The Partnership's comprehensive income was equal to net income for the years ended December 31, 2001, 2000, and 1999.

2. GENERAL PARTNER AND TRANSACTIONS WITH AFFILIATES

An officer of FSI contributed $100 of the Partnership's initial capital. Under the equipment management agreement, IMI receives a monthly management fee attributable to either owned equipment or interests in equipment owned by the USPEs equal to the greater of (a) 10% of cash flows or (b) 1/12 of 1/2% of the book value of the equipment portfolio, subject to a reduction in certain events, as described in the limited partnership agreement. The Partnership's management fee in 2001 was equal to 10% of cash flows. Partnership management fees of $19,000 and $36,000 were payable to IMI as of December 31, 2001, and 2000, respectively. The Partnership reimbursed FSI and its affiliates $0.3 million, $0.2 million, and $0.3 million in 2001, 2000 and 1999, respectively, for data processing expenses and administrative services performed on behalf of the Partnership.

                            PLM EQUIPMENT GROWTH FUND
                              A LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS

2. GENERAL PARTNER AND TRANSACTIONS WITH AFFILIATES (continued)

The Partnership's proportional share of USPE management fees to affiliate were $14,000, $0.1 million, and $-0- during 2001, 2000, and 1999, respectively, and the Partnership's portional share of administrative and data processing expenses to affiliate were $0.1 million, $37,000, and $56,000 during 2001, 2000, and 1999, respectively. Both of these affiliate expenses reduced the Partnership's proportional share of the equity interest in income in USPEs.

The Partnership owned certain equipment in conjunction with affiliated programs (see Note 4).

3. EQUIPMENT

The components of owned equipment as of December 31, are as follows (in thousands of dollars):

         Equipment held for operating leases                 2001                2000
     ----------------------------------------------- ----------------------------------

        Railcars                                       $   21,016          $   21,340
        Marine containers                                     585                 706
                                                     ---------------------------------
                                                           21,601              22,046
        Less accumulated depreciation                     (21,213)            (20,414)
                                                     ---------------------------------
           Net equipment                                $      388          $    1,632
                                                     =================================

Revenues  are  earned  by  placing   equipment  under  operating   leases.   The
Partnership's marine containers are leased to operators of utilization-type leasing pools that include equipment owned by unaffiliated parties. In such instances, revenues received by the Partnership consist of a specified percentage of revenues generated by leasing the equipment to sub lessees, after deducting certain direct operating expenses of the pooled equipment. Rents for railcars are based on fixed rates.

As of December 31, 2001, all owned equipment in the Partnership portfolio was on lease except for 30 railcars with an aggregate net book value of $38,000. As of December 31, 2000, all owned equipment in the Partnership's portfolio was on lease except for 14 railcars with an aggregate net book value of $20,000.

During 2001, the Partnership disposed of marine containers and railcars owned by the Partnership, with an aggregate net book value of $31,000 for $0.1 million. During 2000, the Partnership sold marine containers, trailers and railcars with a net book value of $0.6 million, for $1.1 million.

All owned and partially owned USPE equipment leases are being accounted for as operating leases. Future minimum rentals under noncancelable operating leases as of December 31, 2001 and during each of the next five years are $4.2 million in 2002, $3.0 million in 2003, $2.4 million in 2004, $1.6 million in 2005, and $0.6 million thereafter. Per diem and short-term rentals consisting of utilization rate lease payments included in revenue amounted to approximately $0.1 million, $0.4 million and $0.6 million in 2001, 2000, and 1999, respectively.

                            PLM EQUIPMENT GROWTH FUND
                              A LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS

4. INVESTMENTS IN UNCONSOLIDATED SPECIAL-PURPOSE ENTITIES

The Partnership owns equipment jointly with affiliated program single purpose entities. These are single purpose entities that do not have any debt or other financial encumbrances.

The Partnership owned a 50% interest in a partnership owning a marine vessel at December 31 2001 and 2000.

The following summarizes the financial information for the USPEs and the Partnership's interest therein as of and for the years ended December 31: (in thousands of dollars):

                                        2001                          2000                         1999
                             Total       Net Interest     Total      Net Interest      Total    Net Interest
                             USPE             of          USPEs           of           USPEs          of
                                          Partnership                Partnership                Partnership
                          ---------------------------   --------------------------    --------------------------
     Net Investments      $     1,230    $       630    $    2,025    $     1,028    $    3,704   $     1,755
     Lease revenues            4,098           2,049        10,935          5,466         5,742         2,246
     Net income (loss)          (455)           (186)        3,155          1,606        22,304         2,047

As of December 31, 2001 and 2000, all jointly owned equipment in the Partnership's USPE portfolio was on lease.

5. OPERATING SEGMENTS

The Partnership operates or operated in five primary operating segments: aircraft leasing, marine container leasing, marine vessel leasing, trailer leasing, and railcar leasing. Each equipment leasing segment engage in short-term to mid-term operating leases to a variety of customers.

The General Partner evaluates the performance of each segment based on profit or loss from operations before allocation of general and administrative expenses, and certain other expenses. The segments are managed separately due to different business strategies for each operation.

                            PLM EQUIPMENT GROWTH FUND
                              A LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS

5. OPERATING SEGMENTS (continued)

The following tables present a summary of the operating segments (in thousands of dollars):

                                            Marine      Marine
                                           Container    Vessel    Railcar
    For the Year Ended December 31, 2001    Leasing    Leasing    Leasing   All Other (1) Total
    ------------------------------------    -------    -------    -------   ----          -----

    REVENUES
      Lease revenue                         $     54   $     --   $ 5,267   $     --     $ 5,321
      Interest income and other                   --         --        22        104         126
      Net gain (loss) on disposition of
      equipment                                   --         --       108        (10)         98
                                           -----------------------------------------------------
        Total revenues                            54         --     5,397         94       5,545
                                           -----------------------------------------------------
    COSTS AND EXPENSES
      Operations support                          --          2     1,581        109       1,692
      Depreciation                                33         --     1,180         --       1,213
      Management fees to affiliate                --         --        --        280         280
      General and administrative expenses          1         13       154        594         762
      Provision for (recovery of) bad             --         --        62        (39)         23
    debts
                                           -----------------------------------------------------
        Total costs and expenses                  34         15     2,977        944       3,970
                                           -----------------------------------------------------
    Equity in net loss of USPEs                   --       (183)       --         (3)      (186)
                                           -----------------------------------------------------
    Net income (loss)                       $     20   $   (198)  $ 2,420   $   (853)    $ 1,389
                                           =====================================================

    Total assets as of December 31, 2001    $    101   $    630   $   601   $  3,384     $ 4,716
                                           =====================================================

                                                     Marine      Marine
                                          Aircraft Container     Vessel   Trailer    Railcar
    For the Year Ended December 31, 2000  Leasing    Leasing    Leasing   Leasing    Leasing    All Other(1) Total
    ------------------------------------  -------    -------    -------   -------    -------    ----------   -----

    REVENUES
      Lease revenue                        $    --   $     99   $     --  $    273   $  5,647  $     --   $  6,019
      Interest income and other                 --         --         --        --         --       164        164
      Net gain (loss) on disposition of
      equipment                                 35        (43 )       --       473         21        --        486
                                          -------------------------------------------------------------------------
        Total revenues                          35         56         --       746      5,668       164      6,669
                                          -------------------------------------------------------------------------
    COSTS AND EXPENSES
      Operations support                        --          1         --        81      1,698        38      1,818
      Depreciation                              --         55         --        61      1,292        --      1,408
      Management fees to affiliate              --         --         --        --         --       357        357
      General and administrative expenses        5          1          2        91        154       537        790
      Provision for (recovery of) bad           --         --         --        16         84        (2)        98
    debts
                                          -------------------------------------------------------------------------
        Total costs and expenses                 5         57          2       249      3,228       930      4,471
                                          -------------------------------------------------------------------------
    Equity in net income of USPEs            1,308         --        298        --         --        --      1,606
                                          -------------------------------------------------------------------------
    Net income (loss)                      $ 1,338   $     (1)  $    296  $    497   $  2,440  $   (766)  $  3,804
                                          =========================================================================

    Total assets as of December 31, 2000   $     2   $    174   $  1,028  $     --   $  1,661  $  2,632   $  5,497
                                          =========================================================================

1    Includes  certain assets not  identifiable to a specific  segment,  such as cash and prepaid  expenses.  Also  includes  interest  income and costs not
     identifiable  to  a  particular   segment,   such  as  management  fees  to
     affiliates,  and certain  operations support and general and administrative expenses.

                            PLM EQUIPMENT GROWTH FUND
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS

5.   OPERATING SEGMENTS (continued)

                                                     Marine      Marine
                                          Aircraft Container     Vessel   Trailer    Railcar
    For the Year Ended December 31, 1999  Leasing    Leasing    Leasing   Leasing    Leasing  All Other(1)  Total
    ------------------------------------  -------    -------    -------   -------    -------   ----         -----

    REVENUES
      Lease revenue                        $    --   $    141   $     --  $    468   $  5,730  $     --   $  6,339
      Interest income and other                 --          5         --        --        157       159        321
      Net gain (loss) on disposition of
      equipment                                 12         (9)        --       101         52        --        156
                                          -------------------------------------------------------------------------
        Total revenues                          12        137         --       569      5,939       159      6,816
                                          -------------------------------------------------------------------------
    COSTS AND EXPENSES
      Operations support                        --          1         --       138      1,758        23      1,920
      Depreciation                              --         95         --       108      1,302        --      1,505
      Management fees to affiliate              --         --         --        --         --       415        415
      General and administrative expenses        3          3          9       122        219       463        819
      Provision for (recovery of) bad           --         --         --        19       (133)       (3)      (117)
    debts
                                          -------------------------------------------------------------------------
        Total costs and expenses                 3         99         (9)      387      3,146       898      4,542
                                          -------------------------------------------------------------------------
    Equity in net income (loss) of USPEs     2,531         --       (484)       --         --        --      2,047
                                          -------------------------------------------------------------------------
    Net income (loss)                      $ 2,540   $     38   $   (493) $    182   $  2,793  $   (739)  $  4,321
                                          =========================================================================

(1) Includes interest income and costs not identifiable to a particular segment such as management fees to affiliate and certain operations support and general and administrative expenses.

6. GEOGRAPHIC INFORMATION

The Partnership owns certain equipment that is leased and operated internationally. A limited number of the Partnership's transactions are denominated in a foreign currency. Gains or losses resulting from foreign currency transactions are included in the results of operations and are not material.

The Partnership leases or leased its aircraft, railcars, and trailers to lessees domiciled in four geographic regions: the United States, Canada, South America, and Asia. Marine containers are leased to multiple lessees in different regions who operate worldwide.

The table below sets forth lease revenues by geographic region for the Partnership's owned equipment and investments in USPEs grouped by domicile of the lessee as of and for the years ended December 31, (in thousands of dollars):

                                   Owned Equipment                             Investments in USPEs
                       -----------------------------------------      ---------------------------------------
Region                    2001            2000           1999           2001           2000           1999
----------------------------------------------------------------      ---------------------------------------

  United States        $   1,117      $    2,055      $   1,369       $     --      $      --      $      --
  South America               --                             --             --             --            197
  Canada                   4,149           3,865          4,829             --             --             --
  Rest of the world           55              99            141          2,049          4,029          2,049
                       --------------------------------------------------------------------------------------
   Lease Revenues      $   5,321      $    6,019      $   6,339       $  2,049      $   4,029      $   2,246
                       ======================================================================================

                            PLM EQUIPMENT GROWTH FUND
                              A LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS

6.   GEOGRAPHIC LOCATION (continued)

The following table sets forth income (loss) information by region for the years ended December 31 (in thousands of dollars):

                                 Owned Equipment                             Investments in USPEs
                       -----------------------------------------    -----------------------------------------
Region                   2001           2000           1999            2001           2000           1999
-------------------------------------------------------------------------------------------------------------

  United States        $   (564)     $     491      $    (184)        $    --      $     --       $     --
  South America              --             --             --              --         1,308          2,980
  Canada                  2,984          2,447          3,168              --            --             --
  Asia                       --             --             --              --            --           (449)
  Rest of the world          20             (1)            38            (186)          298           (484)
                       --------------------------------------------------------------------------------------
  Regional
    income (loss)         2,440          2,937          3,022            (186)        1,606          2,047
  Administrative
    and other              (865)          (739)          (748)             --            --             --
                       -------------------------------------------------------------------------------------
Net income (loss)      $  1,575      $   2,198      $   2,274         $  (186)     $  1,606       $  2,047
                       ======================================================================================

The net book value of these assets at December 31, are as follows (in thousands of dollars):

                                 Owned Equipment                             Investments in USPEs
                       ------------------------------------------    ------------------------------------------
Region                    2001           2000            1999           2001           2000           1999
---------------------------------------------------------------------------------------------------------------

  United States        $      66      $     302      $      933        $    --      $      --      $      --
  Canada                     249          1,203           2,294             --             --             --
  Asia                        --             --              --             --             --            357
  Rest of the world           73            127             386            630          1,028          1,398
                       ----------------------------------------------------------------------------------------
Net book value         $     388      $   1,632      $    3,613        $   630      $   1,028      $   1,755
                       ========================================================================================

7.   CONCENTRATIONS OF CREDIT RISK

No single lessee accounted for more than 10% to total consolidated revenues for the years ended 2001, 2000, or 1999

As of December 31, 2001 and 2000, the General Partner believes the Partnership had no significant concentrations of credit risk that could have a material adverse effect on the Partnership.

8. INCOME TAXES

The Partnership is not subject to income taxes, as any income or loss is included in the tax returns of the individual partners. Accordingly, no provision for income taxes has been made in the financial statements of the Partnership.

As of December 31, 2001, the federal income tax basis was higher that the financial statement carrying amount of assets and liabilities by $17.1 million, primarily due to differences in depreciation methods and the tax treatment of underwriting commissions and syndication costs.

9. CONTINGENCIES

The Partnership, together with affiliates, has initiated litigation in various official forums in India and the United States against a defaulting Indian airline lessee to repossess Partnership property and to recover damages for failure to pay rent and failure to maintain such property in accordance with the relevant lease contract. The Partnership has repossessed all of its property previously leased to such airline and the airline has ceased operations. In response to the Partnership's collection efforts, the airline filed counterclaims against the Partnership in excess of the Partnership's claims against the airline. The General Partner believes that the airline's counterclaims are completely without merit, and the General

                           PLM EQUIPMENT GROWTH FUND
                             A LIMITED PARTNERSHIP
                         NOTES TO FINANCIAL STATEMENTS

9. CONTINGENCIES (continued)

Partner will vigorously defend against such counterclaims.

During 2001, the General Partner has decided to minimize its collection efforts from the India lessee in order to save the Partnership from incurring additional expenses associated with trying to collect from a lessee that has no apparent ability to pay.

The Partnership is involved as plaintiff or defendant in various other legal actions incidental to its business. Management does not believe that any of these actions will be material to the financial condition or results of operations of the Partnership.

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

                            PLM EQUIPMENT GROWTH FUND
                              A LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS

11. QUARTERLY RESULTS OF OPERATIONS (unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2001 (in thousands of dollars, except per share amounts):

                                March            June            September         December
                                 31,              30,               30,               31,               Total
                          ------------------------------------------------------------------------------------------

Operating results:
  Total revenues          $         1,519     $      1,353   $         1,337   $         1,336    $         5,545
  Net income                          195              503                52               639              1,389

Per weighted-average depositary unit:

   Net income             $          0.03     $       0.09   $          0.01   $          0.11    $          0.24

In the second quarter of 2001, the Partnership sold railcars for a gain of $0.1 million. In addition, in the second quarter of 2001 equity income from an USPE marine vessel increased $0.2 million due to the vessel being in dry dock in the first quarter of 2001, and going back on hire in the first month of the second quarter.

In the fourth quarter of 2001, income from an USPE increased $0.6 million over the previous quarter due to higher utilization.

The following is a summary of the quarterly results of operations for the years ended December 31, 2000 (in thousands of dollars, except per share amounts):

                                March            June            September         December
                                 31,              30,               30,               31,               Total
                          ------------------------------------------------------------------------------------------

Operating results:
  Total revenues          $         1,675      $     1,509   $         1,933   $         1,552    $         6,669
  Net income                        1,838              822             1,074                70              3,804

Per weighted-average depositary unit:

   Net income             $          0.32      $      0.14   $          0.18   $          0.01    $          0.65


In the first quarter of 2000, the Partnership earned $1.3 million from the sale of its interest in a Boeing 737-200.

In the third quarter of 2000, the Partnership had a gain on sale of $0.5 million from the disposition of trailers, railcars, and marine containers.

In the fourth quarter of 2000, net income from the Partnership's interest in a marine vessel decreased $0.3 million due to lower utilization.

INDEPENDENT AUDITORS' REPORT





The Partners
PLM Equipment Growth Fund:


We have audited the financial statements of PLM Equipment Growth Fund (the "Partnership") as of December 31, 2001, and for the year then ended, and have issued our report thereon dated March 8, 2002; such report is included elsewhere in this Form 10-K. Our audit also included the financial statement schedule of PLM Equipment Growth Fund, listed in Item 14. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ Deloitte & Touche, LLP


Certified Public Accountants

Tampa, Florida
March 8, 2002

INDEPENDENT AUDITORS' REPORT




The Partners
PLM Equipment Growth Fund:


Under date of March 12, 2001, we reported on the balance sheet of PLM Equipment Growth Fund as of December 31, 2000, and the related statements of income, changes in partners' capital, and cash flows for each of the years in the two-year period ended December 31, 2000, as contained in the 2001 annual report to the partners. These financial statements and our report thereon are included in the annual report on Form 10-K for the year ended December 31, 2001. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule for each of the years in the two-year period ended December 31, 2000. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein for each of the years in the two-year period ended December 31, 2000.




/s/ KPMG LLP

SAN FRANCISCO, CALIFORNIA
March 12, 2001

                                   SCHEDULE II


                            PLM EQUIPMENT GROWTH FUND
                             (A LIMITED PARTNERSHIP)
                        VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 2001, 2000, and 1999
                            (in thousands of dollars)


                                                                  Additions
                                             Balance at          Charged to                          Balance at
                                            Beginning of          Cost and                            Close of
                                                Year               Expense           Deductions         Year
                                           ----------------    ----------------     --------------  -------------
  Year Ended December 31, 2001
       Allowance for Doubtful Accounts     $        103       $           23        $        (2)    $      124
                                           ======================================================================

  Year Ended December 31, 2000
       Allowance for Doubtful Accounts     $         36       $          104        $       (37)    $      103
                                           ======================================================================

  Year Ended December 31, 1999
       Allowance for Doubtful Accounts     $        161       $         (114 )      $       (11 )   $       36
                                           ======================================================================


                            PLM EQUIPMENT GROWTH FUND

                                INDEX OF EXHIBITS

 Exhibit                                                                   Page

   4.     Limited Partnership Agreement of Registrant                        *

   4.1    Amendment to Limited Partnership Agreement of Registrant           *

  10.1    Management Agreement between Partnership and PLM Investment        *
          Management, Inc.

          Financial Statement required under Regulation S-X Rule 3-09        42
 99.1     Boeing 767
 99.2     Clement Partnership




----------------------------------
* Incorporated by reference. See page 19 of this report.