Form 10-Q
period 2002-03-31
PLM EQUIPMENT GROWTH FUND
filed 2002-05-07
CIK 788813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarter ended March 31, 2002

                                       or

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

        120 Montgomery Street,
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
                 (in thousands of dollars, except unit amounts)
                                   (unaudited)

                                                                                March 31,          December 31,
                                                                                   2002                2001
                                                                             -------------------------------------
ASSETS

Equipment held for operating lease, at cost                                   $     21,209        $     21,601
Less accumulated depreciation                                                      (20,875)            (21,213)
                                                                             -------------------------------------
  Net equipment                                                                        334                 388

Cash and cash equivalents                                                            4,486               3,354
Accounts receivable, less allowance for doubtful accounts
    of $76 in 2002 and $124 in 2001                                                    184                 314
Investment in an unconsolidated special-purpose entity                                 198                 630
Prepaid expenses and other assets                                                       70                  30
                                                                             -------------------------------------

    Total assets                                                              $      5,272        $      4,716
                                                                             =====================================

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable and accrued expenses                                         $         84        $        182
Due to affiliates                                                                       30                  19
Lessee deposits                                                                         14                  12
                                                                             -------------------------------------
  Total liabilities                                                                    128                 213
                                                                             -------------------------------------

Partners' capital:
Limited partners' (5,784,725 depositary units
      as of March 31, 2002 and December 31, 2001)                                    5,144               4,503
General Partner                                                                         --                  --
                                                                             -------------------------------------
  Total partners' capital                                                            5,144               4,503
                                                                             -------------------------------------

      Total liabilities and partners' capital                                 $      5,272        $      4,716
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

                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME
         (in thousands of dollars, except weighted-average unit amounts)
                                   (unaudited)

                                                               For the Three Months
                                                                  Ended March 31,
                                                                2002           2001
                                                            ---------------------------
REVENUES

Lease revenue                                                $ 1,260       $ 1,445
Interest and other income                                         14            38
Net gain on disposition of equipment                             125            36
                                                             ------------------------
  Total revenues                                               1,399         1,519
                                                             ------------------------

EXPENSES

Depreciation                                                      40           330
Repairs and maintenance                                          256           371
Insurance expense                                                 24            62
Management fees to affiliate                                      96            60
General and administrative expenses to affiliate                  38           117
Other general and administrative expenses                         74           182
Recovery of  bad debts                                           (48)          (19)
                                                             ------------------------
  Total expenses                                                 480         1,103
                                                             ------------------------

Equity in net loss of an unconsolidated
    special-purpose entity                                      (278)         (221)
                                                             ------------------------

    Net income                                               $   641       $   195
                                                             ========================

PARTNERS' SHARE OF NET INCOME

Limited partners                                             $   641       $   185
General Partner                                                   --            10
                                                             ------------------------

    Total                                                    $   641       $   195
                                                             ========================

Limited partners net income per
    weighted-average depositary unit                         $  0.11       $  0.03
                                                             ========================

Cash distribution                                            $    --       $   958
                                                             ========================

Cash distribution per weighted-average depositary unit       $    --       $  0.16
                                                             ========================













       See accompanying notes to unaudited condensed financial statements.

                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)
              CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
             For the period from December 31, 2000 to March 31, 2002
                            (in thousands of dollars)
                                   (unaudited)

                                                                Limited              General
                                                                Partners             Partner                Total
                                                              --------------------------------------------------------


Partners' capital as of December 31, 2000                      $   5,240            $       --            $    5,240

Net income                                                         1,368                    21                 1,389

Cash distribution                                                 (2,105)                  (21)               (2,126)
                                                               --------------------------------------------------------

Partners' capital as of December 31, 2001                          4,503                    --                 4,503

Net income                                                           641                    --                   641

                                                               --------------------------------------------------------
Partners' capital as of March 31, 2002                         $   5,144            $       --            $    5,144
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

                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)
                                   (unaudited)

                                                                              For the Three Months
                                                                                 Ended March 31,
                                                                            2002                 2001
                                                                        ----------------------------------

OPERATING ACTIVITIES
Net income                                                              $      641           $      195
Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
  Depreciation                                                                  40                  330
  Net gain on disposition of equipment                                        (125)                 (36)
  Equity in net loss of unconsolidated special-purpose entity                  278                  221
  Changes in operating assets and liabilities:
    Accounts receivable, net                                                   116                 (147)
    Prepaid expenses and other assets                                          (40)                 (21)
    Accounts payable and accrued expenses                                      (98)                 (53)
    Due to affiliates                                                           11                   11
    Lessee deposits                                                              2                   12
                                                                        ----------------------------------
      Net cash provided by operating activities                                825                  512
                                                                        ----------------------------------

INVESTING ACTIVITIES
Proceeds from disposition of equipment                                         153                   41
Distributions from an unconsolidated special-purpose entity                    154                  204
                                                                        ----------------------------------
      Net cash provided by investing activities                                307                  245
                                                                        ----------------------------------

FINANCING ACTIVITIES
Cash distribution paid to limited partners                                      --                 (948)
Cash distribution paid to General Partner                                       --                  (10)
                                                                        ----------------------------------
      Net cash used in financing activities                                     --                 (958)
                                                                        ----------------------------------

Net increase (decrease) in cash and cash equivalents                         1,132                 (201)

Cash and cash equivalents at beginning of period                             3,354                2,596
                                                                        ----------------------------------

Cash and cash equivalents at end of period                              $    4,486           $    2,395
                                                                        ==================================


















       See accompanying notes to unaudited condensed financial statements.

                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

1.  OPINION OF MANAGEMENT

In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited condensed financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the unaudited condensed financial position of PLM Equipment Growth Fund (the Partnership) as of March 31, 2002 and December 31, 2001, the unaudited condensed statements of income for the three months ended March 31, 2002 and 2001, the unaudited condensed statements of changes in partners' capital for the period from December 31, 2000 to March 31, 2002, and the unaudited condensed statements of cash flows for the three months ended March 31, 2002 and 2001. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from the accompanying condensed financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001, on file at the Securities and Exchange Commission.

2.  SCHEDULE OF PARTNERSHIP PHASES

The Partnership, in accordance with its limited partnership agreement, entered its liquidation phase on January 1, 1998, and has commenced an orderly liquidation of the Partnership's assets. The Partnership will terminate on December 31, 2006, unless terminated earlier upon the sale of all equipment or by certain other events. The General Partner may no longer reinvest cash flows and surplus funds in equipment. All future cash flows and surplus funds, if any, are to be used for distributions to partners, except to the extent used to maintain reasonable reserves. During the liquidation phase, the Partnership's assets will continue to be recorded at the lower of the carrying amount or fair value less cost to sell.

3.  CASH DISTRIBUTIONS

Cash distributions are recorded when paid and may include amounts in excess of net income that are considered a return on capital. For the three months ended March 31, 2002 and 2001, cash distributions totaled $-0- and $1.0 million, respectively. Cash distributions to the limited partners of $0.9 million for the three months ended March 31, 2001 were deemed to be a return of capital.

Operating cash distributions related to the results from the first quarter of 2002 of $0.5 million are to be paid during the second quarter of 2002.

4.  TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES

The balance due to affiliates as of March 31, 2002 and December 31, 2001 includes $30,000 and $19,000, respectively, due to FSI and its affiliate for management fees.

The Partnership's proportional share of the affiliated expenses incurred by the unconsolidated special-purpose entity (USPE) during 2002 and 2001 is listed in the following table (in thousands of dollars):

                                                    For the Three Months
                                                      Ended March 31,
                                                    2002           2001
                                                 ------------------------------

Management fees                                  $      23      $      23
Data processing and administrative
    expenses                                             5             35

                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

5.  EQUIPMENT

Owned equipment held for operating leases is stated at cost. The components of owned equipment were as follows (in thousands of dollars):

                                                              March 31,      December 31,
                                                                2002            2001
                                                            ---------------------------------
Railcars                                                    $   20,705      $   21,016
Marine containers                                                  504             585
                                                            ---------------------------------
                                                                21,209          21,601
Less accumulated depreciation                                  (20,875)        (21,213)
                                                            ---------------------------------
  Net equipment                                             $      334      $      388
                                                            =================================

As of March 31, 2002, all equipment was on lease, except for 31 railcars with an aggregate net book value of $34,000. As of December 31, 2001, all equipment was on lease except for 30 railcars and 8 marine containers with an aggregate net book value of $38,000.

For the three months ended March 31, 2002, the Partnership disposed of marine containers and railcars with an aggregate net book value of $15,000 for proceeds of $0.1 million.

During the three months ended March 31, 2001, the Partnership disposed of marine containers and railcars, with an aggregate net book value of $5,000 for proceeds of $41,000.

6.   INVESTMENT IN UNCONSOLIDATED SPECIAL-PURPOSE ENTITY

The Partnership  owns equipment  jointly with an affiliated  program.  This is a
single  purpose  entity  that  does  not  have  any  debt  or  other   financial
encumbrances.

The Partnership owned a 50% interest in a entity owning a marine vessel at March 31, 2002 and December 31 2001. As of March 31, 2002 and December 31, 2001, all jointly owned equipment in the Partnership's USPE portfolio was on lease.

                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

7.   OPERATING SEGMENTS

The Partnership operates in three different segments, railcar leasing, marine container leasing, and marine vessel leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers. The following tables present a summary of the operating segments (in thousands of dollars):

                                                      Marine        Marine
    For the three months ended           Railcar     Container      Vessel
            March 31, 2002               Leasing      Leasing      Leasing       Other(1)     Total
            --------------               -------      -------      -------       ------       -----

    REVENUES
      Lease revenue                    $   1,251   $         9  $         --   $       --  $    1,260
      Interest income and other               --            --            --           14          14
      Net gain on disposition
        of equipment                         115            10            --           --         125
                                       ---------------------------------------------------------------
                                           1,366            19            --           14       1,399
                                       ---------------------------------------------------------------

    COST AND EXPENSES
      Operations support                     264            --            --           16         280
      Depreciation                            33             7            --           --          40
      General and administrative              46            --            --           66         112
     expenses
      Management fees to affiliate            --            --            --           96          96
      Recovery of bad debts                  (48)           --            --           --         (48)
                                       ---------------------------------------------------------------
        Total costs and expenses             295             7            --          178         480
                                       ---------------------------------------------------------------
    Equity in net loss of an USPE             --            --          (278)          --        (278)
                                       ---------------------------------------------------------------
    Net income (loss)                  $   1,071   $        12  $       (278)  $     (164) $      641
                                       ===============================================================

    Total assets as of March 31, 2002  $     404   $       114  $        198   $    4,556  $    5,272
                                       ===============================================================

                                                      Marine        Marine
    For the three months ended           Railcar     Container      Vessel
            March 31, 2001               Leasing      Leasing      Leasing       Other(1)     Total
            --------------               -------      -------      -------       ------       -----

    REVENUES
      Lease revenue                    $   1,431   $        14  $         --   $       --  $    1,445
      Interest income and other               --            --            --           38          38
      Net gain (loss) on disposition
        of equipment                          47            --            --          (11          36
                                       ---------------------------------------------------------------
                                           1,478            14            --           27       1,519
                                       ---------------------------------------------------------------

    COST AND EXPENSES
      Operations support                     373            --            --           60         433
      Depreciation                           321             9            --           --         330
      General and administrative              26            --             9          264         299
     expenses
      Management fees to affiliate            --            --            --           60          60
      (Recovery of) bad debts               (19)            --            --           --        (19)
                                       ---------------------------------------------------------------
        Total costs and expenses             701             9             9          384       1,103
                                       ---------------------------------------------------------------
    Equity in net loss of an USPE             --            --          (220)          (1)       (221)
                                       ---------------------------------------------------------------
    Net income (loss)                  $     777   $         5  $       (229)  $     (358) $      195
                                       ===============================================================

(1) Includes certain assets not identifiable to a particular segment, such as cash and prepaid expenses. Also includes interest income and costs not identifiable to a particular segment, such as management fees to affiliates and certain operations support and general and administrative expenses.

                            PLM EQUIPMENT GROWTH FUND
                             (A Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)


8.  NET INCOME PER WEIGHTED-AVERAGE DEPOSITARY UNIT

Net income per weighted-average depositary unit was computed by dividing net income attributable to the limited partners by the weighted-average number of depositary units deemed outstanding during the period. The weighted-average number of depositary units deemed outstanding during the three months ended March 31, 2002 and 2001 was 5,784,725.

9   LIQUIDATION AND SPECIAL DISTRIBUTIONS

On January 1, 1998, the General Partner began the liquidation phase of the Partnership and commenced an orderly liquidation of the Partnership assets. The General Partner is actively marketing the remaining equipment portfolio with the intent of maximizing sale proceeds. During the liquidation phase of the Partnership the equipment will continue to be leased under operating leases until sold. The amounts reflected for assets and liabilities of the Partnership have not been adjusted to reflect liquidation values. The equipment portfolio continues to be carried at the lower of depreciated cost or fair value less cost to dispose. Although the General Partner estimates that there will be distributions after liquidation of assets and liabilities, the amounts cannot be accurately determined prior to actual liquidation of the equipment. Upon final liquidation, the Partnership will be dissolved.

The Partnership is not permitted to reinvest proceeds from the disposition of equipment. These proceeds, in excess of operational cash requirements, are periodically paid out to limited partners in the form of special distributions. No special distributions were paid in the first quarter of 2002 and 2001. The sales and liquidations occur because of the determination by the General Partner that it is the appropriate time to maximize the return on an asset through sale of that asset, and, in some leases, the ability of the lessee to exercise purchase options.

10. CONTINGENCIES

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

The Partnership is involved as plaintiff or defendant in various legal actions incidental to its business. Management does not believe that any of these actions will be material to the financial condition or results of operations of the Partnership.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-


(I) RESULTS OF OPERATIONS

COMPARISON OF PLM EQUIPMENT GROWTH FUND'S (THE PARTNERSHIP'S) OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

(A)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance and asset specific insurance expenses) on owned equipment decreased during the first quarter of 2002 compared to the same quarter of 2001. Gains or losses from the sale of equipment, interest and other income and certain expenses such as depreciation and general and administrative expenses relating to the operating segments (see Note 7 to the unaudited condensed financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                                      For the Three Months
                                                         Ended March 31,
                                                      2002             2001
                                                   ----------------------------
Railcars                                            $   987          $ 1,058
Marine containers                                         9               14

Railcars: Railcar lease revenues and direct expenses were $1.3 million and $0.3 million, respectively, for the first quarter of 2002, compared to $1.4 million and $0.4 million, respectively, for the same quarter of 2001. Lease revenues decreased $0.2 million due to the disposition of railcars in 2001 and 2002. Direct expenses decreased $0.1 million in the first quarter of 2002 compared to the same period of 2001 due to fewer repairs being required for the railcar portfolio in 2002.

Marine containers: Marine container lease revenues were $9,000 and $14,000 in the first quarter of 2002 and 2001, respectively. The decrease of $5,000 in lease revenues was due to the disposition of marine containers in 2001 and 2002.

(B) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses were $0.2 million for the first quarter of 2002 decreased from $0.7 million for the same period in 2001. Significant variances are explained as follows:

     (i) A $0.3 million decrease in depreciation expense from 2001 levels reflects the effect of asset dispositions in 2001 and 2002.

     (ii) A $0.2 million decrease in general and administrative expenses during the first quarter of 2002 compared to the same period of 2001 resulted from the reduction in the size of the Partnership's equipment portfolio over the last twelve months.

(C) Net Gain on Disposition of Owned Equipment

Net gain on disposition of equipment in the first quarter of 2002 totaled $0.1 million, and resulted from the disposition of marine containers and railcars with an aggregate net book value of $15,000, for proceeds of $0.1 million. Net gain on disposition of owned equipment for the first quarter of 2001 totaled $36,000, and resulted from the disposition of marine containers and railcars, with an aggregate net book value of $5,000 for proceeds of $41,000.

(D) Equity in Net Loss of an Unconsolidated Special-Purpose Entity (USPE)

Equity in net loss of an USPE represents the Partnership's share of the net loss generated from the operation of jointly-owned assets accounted for under the equity method of accounting. This entity is a single purpose entity that has no debt. The following table presents equity in net loss by equipment type (in thousands of dollars):

                                                       For the Three Months
                                                          Ended March 31,
                                                       2002             2001
                                                     ---------------------------

Marine vessel                                        $  (278)         $  (220)
Other                                                     --               (1)
                                                     ---------------------------
    Equity in net loss of an USPE                    $  (278)         $  (221)
                                                     ===========================

Marine vessel: As of March 31, 2002 and 2001 the Partnership had an interest in an entity that owns a marine vessel. During the first quarter of 2002, lease revenues of $0.2 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.5 million. During the same period of 2001, lease revenues of $0.3 million were offset by depreciation, direct expenses, and administrative expenses of $0.5 million.

(E) Net Income

As a result of the foregoing, the Partnership's net income of $0.6 million for the first quarter of 2002 compared to net income of $0.2 million during the same period of 2001. The Partnership's ability to operate and liquidate assets, secure leases and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the first quarter of 2002 is not necessarily indicative of future periods. The Partnership did not make any distributions in the first quarter of 2002.

(II) CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On a regular basis, the General Partner reviews these estimates including those related to asset lives and depreciation methods, impairment of long-lived assets, allowance for doubtful accounts, reserves related to legally mandated equipment repairs and contingencies and litigation. These estimates are based on the General Partner's historical experience and on various other assumptions believed to be reasonable under the circumstances.
Actual results may differ from these estimates under different assumptions or conditions. The General Partner believes, however, that the estimates, including those for the above-listed items, are reasonable and that actual results will not vary significantly from the estimated amounts.

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

Impairment of long-lived assets: On a regular basis, the General Partner reviews the carrying value of its equipment, and investment in an USPE to determine if the carrying value of the assets may not be recoverable due to current economic conditions. This requires the General Partner to make estimates related to future cash flows from each asset as well as the determination if the deterioration is temporary or permanent. If these estimates or the related assumptions change in the future, the Partnership may be required to record additional impairment charges.

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

Reserves for repairs: The Partnership accrues for legally required repairs to equipment such as dry docking for marine vessels over the period prior to the required repairs. The amount that is reserved is based on the General Partner's expertise in each equipment segment, the past history of such costs for that specific piece of equipment and discussions with independent, third party equipment brokers. If the amount reserved is not adequate to cover the cost of such repairs or if the repairs must be performed earlier than the General Partner estimated, the Partnership would incur additional repair and maintenance or equipment operating expenses.

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

(III) FINANCIAL CONDITION -- CAPITAL RESOURCES AND LIQUIDITY

For the three  months  ended March 31,  2002,  the  Partnership  generated  $1.0 million in operating cash (net cash provided by operating activities plus non-liquidating distributions from an USPE).

During the quarter ended March 31, 2002, the Partnership disposed of marine containers and railcars and received proceeds of $0.2 million.

Investment in an unconsolidated special purpose entity decreased by $0.4 million due to the Partnership recording a loss of $0.3 million from the USPE and a distribution of $0.1 million being received from an USPE in the first quarter of 2002.

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

Several factors may affect the Partnership's operating performance in the remainder of 2002 and beyond, including changes in the markets for the Partnership's equipment and changes in the regulatory environment in which that equipment operates.

Liquidation of the Partnership's equipment represents a reduction in the size of the equipment portfolio and may result in a reduction of contribution to the Partnership. Other factors affecting the Partnership's contribution in 2002 and beyond include:

1)  Railcar  loadings  in North  America  have  weakened  over  the  past  year.
Utilization and lease rates have been decreasing over this period. Railcar contribution may decrease in 2002 as existing leases expire and renewal leases are negotiated.

2) The Partnership's fleet of marine containers is in excess of twelve years of age and is no longer suitable for use in international commerence either due to its specific physical condition, or lessee's preferences for newer equipment. Demand for the Partnership's marine containers will continue to be weak due to their age.

The ability of the Partnership to realize acceptable lease rates on its equipment in the different equipment markets is contingent on many factors, such as specific market conditions and economic activity, technological obsolescence, and government or other regulations. The unpredictability of these factors, or of their occurrence, makes it difficult for the General Partner to clearly define trends or influences that may impact the performance of the Partnership's equipment. The General Partner continually monitors both the equipment markets and the performance of the Partnership's equipment in these markets. The General Partner may decide to reduce the Partnership's exposure to equipment markets in which it determines that it cannot operate equipment and achieve acceptable rates of return.

The Partnership intends to use cash flow from operations and proceeds from dispositions of equipment to satisfy its operating requirements, maintain working capital reserves, and to pay cash distributions to the unitholders.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's primary market risk exposure is that of currency devaluation risk. During the first quarter of 2002, 80% of the Partnership's total lease revenues from wholly- and partially-owned equipment came from non-United States domiciled lessees. Most of the leases require payment in United States (U.S.)
currency. If these lessees currency devalues against the U.S. dollar, the lessees could encounter difficulty in making the U.S. dollar denominated lease payments.

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



                                      PLM EQUIPMENT GROWTH FUND

                                      By:      PLM Financial Services, Inc.
                                               General Partner




      Date:  May 7, 2002              By:      /s/ Stephen M. Bess
                                               --------------------------------
                                               President and
                                               Current Chief Accounting Officer