Form 10-Q
period 2002-06-30
PLM EQUIPMENT GROWTH FUND
filed 2002-08-13
CIK 788813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ___________________
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR  THE  QUARTER  ENDED  JUNE  30,  2002

                                       OR

[  ]    TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE  ACT  OF  1934
        FOR  THE  TRANSITION  PERIOD  FROM              TO


                         COMMISSION FILE NUMBER 0-15436

                             _______________________


                            PLM EQUIPMENT GROWTH FUND

             (Exact name of registrant as specified in its charter)


                     CALIFORNIA                         94-2998816
            (State or other jurisdiction of          (I.R.S. Employer
             incorporation or organization)           Identification No.)

            450 CARILLON PARKWAY, SUITE 200
                 ST. PETERSBURG, FL                        33716
               (Address of principal                     (Zip code)
                executive offices)

       Registrant's telephone number, including area code: (727) 803-8200

                             _______________________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements  for  the  past  90  days.  Yes    X  No  ______
                                             ----

                            PLM EQUIPMENT GROWTH FUND
                             (A LIMITED PARTNERSHIP)
                            CONDENSED BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)
                                   (unaudited)


                                                                       June 30,             December 31,
                                                                        2002                     2001
                                                                      ---------                ---------
ASSETS

Equipment held for operating lease, at cost                           $ 21,127                 $ 21,601
Less accumulated depreciation                                          (20,833)                 (21,213)
                                                                      ---------                ---------
  Net equipment                                                            294                      388


Cash and cash equivalents                                                4,455                    3,354
Accounts receivable, less allowance for doubtful accounts
    of $70 in 2002 and $124 in 2001                                        168                      314
Investment in an unconsolidated special-purpose entity                     341                      630
Prepaid expenses and other assets                                           46                       30
                                                                      ---------                ---------
    Total assets                                                      $  5,304                 $  4,716
                                                                      =========                =========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable and accrued expenses                                 $     93                 $    182
Due to affiliates                                                           42                       19
Lessee deposits                                                              3                       12
                                                                      ---------                ---------
  Total liabilities                                                        138                      213
                                                                      ---------                ---------

Partners' capital:
Limited partners' (5,784,275 depositary units
      in 2002 and 2001)                                                  5,166                    4,503
General Partner                                                             --                       --
                                                                      ---------                ---------
  Total partners' capital                                                5,166                    4,503
                                                                      ---------                ---------
      Total liabilities and partners' capital                         $  5,304                 $  4,716
                                                                      =========                =========






















       See accompanying notes to unaudited condensed financial statements.

                            PLM EQUIPMENT GROWTH FUND
                             (A LIMITED PARTNERSHIP)
                         CONDENSED STATEMENTS OF INCOME
         (in thousands of dollars, except weighted-average unit amounts)
                                   (unaudited)


                                                             For the Three Months            For the Six Months
                                                                Ended June 30,                 Ended June 30,
                                                           2002               2001        2002                 2001
                                                           =======================        =========================
REVENUES

Lease revenue                                              $1,168           $1,267         $2,428            $2,712
Interest and other income                                      19               24             33                62
Net gain on disposition of equipment                            9               62            134                98
                                                           -------          -------        -------           ------
  Total revenues                                            1,196            1,353          2,595             2,872
                                                           -------          -------        -------           ------

EXPENSES

Depreciation                                                   38              329             78               659
Repairs and maintenance                                       367              428            623               799
Insurance expense                                              23               19             47                81
Management fees to affiliate                                   63               60            159               120
General and administrative expenses to affiliates              40               62             78               179
Other general and administrative expenses                     167              125            241               307
Recovery of bad debts                                         (6)              (27)           (54)             (46)
                                                           -------          -------        -------           ------
  Total expenses                                              692              996          1,172             2,099
                                                           -------          -------        -------           ------

Equity in net income (loss) of unconsolidated
    special-purpose entities                                 (15)              146           (293)             (75)
                                                           -------          -------        -------           ------

    Net income                                             $  489           $  503         $1,130            $  698
                                                           =======          =======        =======           ======
PARTNERS' SHARE OF NET INCOME

Limited partners                                           $  484           $  497         $1,125            $  682
General Partner                                                 5                6              5                16
                                                           -------          -------        -------           ------

    Total                                                  $  489           $  503         $1,130            $  698
                                                           =======          =======        =======           ======


Limited partners' net income per weighted-average
    depositary unit                                        $ 0.08           $ 0.09         $ 0.19            $ 0.12
                                                           =======          =======        =======           ======

Cash distribution                                          $  467           $  701         $  467            $1,659
                                                           =======          =======        =======           ======

Cash distribution per limited partners'
    weighted-average depositary unit                       $ 0.08           $ 0.12         $ 0.08            $ 0.28
                                                           =======          =======        =======           ======














       See accompanying notes to unaudited condensed financial statements.

                            PLM EQUIPMENT GROWTH FUND
                             (A LIMITED PARTNERSHIP)
              CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
             FOR THE PERIOD FROM DECEMBER 31, 2000 TO JUNE 30, 2002
                            (in thousands of dollars)
                                   (unaudited)



                                                     Limited         General
                                                     Partners        Partner          Total
                                                     ========        =======         =======

Partners' capital as of December 31, 2000            $ 5,240          $ --          $ 5,240

Net income                                             1,368            21            1,389

Cash distribution                                     (2,105)         (21)           (2,126)
                                                     --------        -------        --------
Partners' capital as of December 31, 2001              4,503            --            4,503

Net income                                             1,125             5            1,130

Cash distribution                                       (462)          (5)             (467)
                                                     --------        -------        --------
Partners' capital as of June 30, 2002                $ 5,166          $ --          $ 5,166
                                                     ========        =======        ========





































       See accompanying notes to unaudited condensed financial statements.

                            PLM EQUIPMENT GROWTH FUND
                             (A LIMITED PARTNERSHIP)
                       CONDENSED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)
                                   (unaudited)



                                                                                  For the Six Months
                                                                                     Ended June 30,
                                                                                   2002        2001
                                                                                  ==================
OPERATING ACTIVITIES

Net income                                                                         $1,130   $   698
Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
  Depreciation                                                                         78       659
  Net gain on disposition of equipment                                               (134)      (98)
  Equity in net loss of unconsolidated special-purpose entity                         293        75
  Changes in operating assets and liabilities:
    Accounts receivable, net                                                          130      (112)
    Prepaid expenses and other assets                                                 (16)       (3)
    Accounts payable and accrued expenses                                             (89)     (133)
    Due to affiliates                                                                  23       (24)
    Lessee deposits                                                                    (9)       (1)
                                                                                   --------  -------
      Net cash provided by operating activities                                     1,406     1,061
                                                                                   --------  -------

INVESTING ACTIVITIES

Payments for capitalized repairs                                                       (1)       --
Additional investments in unconsolidated
     special-purpose entities to fund operations                                       (4)      (89)
Proceeds from disposition of equipment                                                167       111
                                                                                   -------  --------
      Net cash provided by investing activities                                       162        22
                                                                                   -------  --------

FINANCING ACTIVITIES

Cash distribution paid to limited partners                                           (462)   (1,643)
Cash distribution paid to General Partner                                              (5)      (16)
                                                                                   --------  -------
      Net cash used in financing activities                                          (467)   (1,659)
                                                                                   --------  -------

Net increase (decrease) in cash and cash equivalents                                1,101      (576)

Cash and cash equivalents at beginning of period                                    3,354     2,596
                                                                                   --------  -------

Cash and cash equivalents at end of period                                         $4,455   $ 2,020
                                                                                   =======  ========












       See accompanying notes to unaudited condensed financial statements.

                            PLM EQUIPMENT GROWTH FUND
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.     Opinion  of  Management
       -----------------------

In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited condensed financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the unaudited condensed financial position of PLM Equipment Growth Fund (the Partnership) as of June 30, 2002 and December 31, 2001, the unaudited condensed statements of income for the three and six months ended June 30, 2002 and 2001, the unaudited condensed statements of changes in partners' capital for the period from December 31, 2000 to June 30, 2002, and the unaudited condensed statements of cash flows for the six months ended June 30, 2002 and 2001. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from the accompanying condensed financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001, on file at the Securities and Exchange Commission.

2.     Schedule  of  Partnership  Phases
       ---------------------------------

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

3.     Cash  Distributions
       -------------------

Cash distributions are recorded when paid and may include amounts in excess of net income that are considered a return on capital. For the three months ended June 30, 2002 and 2001 cash distributions totaled $0.5 and $0.7 million, respectively. For the six months ended June 30, 2002 and 2001, cash distributions totaled $0.5 and $1.7 million, respectively. None of the distributions in the six months ended June 30, 2002 were deemed to be a return of capital. Cash distributions of $1.0 million in the six months ended June 30, 2001 were deemed a return of capital.

4.     Transactions  with  General  Partner  and  Affiliates
       -----------------------------------------------------

The balance due to affiliates as of June 30, 2002 and December 31, 2001 of $42,000 and $19,000, respectively, are payable to FSI and its affiliate for management fees.

The Partnership's proportional share of the affiliated expenses incurred by the unconsolidated special-purpose entity (USPE) during 2002 and 2001 is listed in the following table (in thousands of dollars):


                                                          For the Three Months        For the Six Months
                                                              Ended June 30,            Ended June 30,
                                                           2002            2001     2002              2001
                                                          =====================    =======================
Management fees                                           $ (31)         $  (9)     $  (8)           $  15
Data processing and administrative
    expense                                                   5              5         10              38


These affiliate expenses (increased) or reduced its Partnership's proportional share of the equity interest in the income of the USPE.

                            PLM EQUIPMENT GROWTH FUND
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.     Equipment
       ---------

Owned equipment held for operating leases is stated at cost. The components of owned equipment were as follows (in thousands of dollars):


                                          June 30,             December 31,
                                           2002                   2001
                                         ========              ==========
Railcars                                 $ 20,652              $ 21,016
Marine containers                             475                   585
                                         --------              ----------
                                           21,127                21,601
Less accumulated depreciation             (20,833)              (21,213)
                                         --------              ----------
  Net equipment                          $    294              $    388
                                         ========              ==========


As of June 30, 2002, all equipment was on lease, except for 89 railcars and 8 marine containers with an aggregate net book value of $47,000. As of December 31, 2001, all equipment was on lease except for 30 railcars and 8 marine containers with an aggregate net book value of $38,000.

For the six months ended June 30, 2002, the Partnership disposed of marine containers and railcars with an aggregate net book value of $17,000 for proceeds of $0.2 million. During the six months ended June 30, 2001, the Partnership disposed of marine containers and railcars with an aggregate net book value of $13,000, for proceeds of $0.1 million.

6.     Investment  in  Unconsolidated  Special-Purpose  Entity
       -------------------------------------------------------

The Partnership owns equipment jointly with an affiliated program. This is a single purpose entity that does not have any debt or other financial encumbrances.

The Partnership owned a 50% interest in a entity owning a marine vessel at June 30, 2002 and December 31, 2001. As of June 30, 2002 and December 31, 2001, all jointly owned equipment in the Partnership's USPE portfolio was off lease.

                            PLM EQUIPMENT GROWTH FUND
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7.     Operating  Segments
       -------------------

The Partnership operates in three different segments, railcar leasing, marine container leasing, and marine vessel leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers. The following tables present a summary of the operating segments (in thousands of dollars):


                                                      Marine     Marine
For the three months ended                Railcar   Container    Vessel
      June 30, 2002                       Leasing    Leasing     Leasing    Other 1    Total

REVENUES
  Lease revenue                          $  1,162   $        6  $     --   $     --   $1,168
  Interest income and other                    --           --        --         19       19
  Net gain on disposition of equipment          6            3        --         --        9
                                         --------   ----------  ---------  ---------  -------
     Total revenues                         1,168            9        --         19    1,196
                                         --------   ----------  ---------  ---------  -------

COSTS AND EXPENSES
  Operations support                          374           --        --         16      390
  Depreciation                                 32            6        --         --       38
  General and administrative expenses          60           --        --        147      207
  Management fees to affiliate                 --           --        --         63       63
  Recovery of bad debts                        (6)          --        --         --       (6)
                                         --------   ----------  ---------  ---------  -------
      Total costs and expenses                460            6        --        226      692
                                         --------   ----------  ---------  ---------  -------
Equity in net loss of an USPE                  --           --       (15)        --      (15)
                                         --------   ----------  ---------  ---------  -------
Net income (loss)                        $    708   $        3  $    (15)  $   (207)  $  489
                                         ========   ==========  =========  =========  =======

Total assets as of June 30, 2002         $    351   $       98  $    341   $  4,514   $5,304
                                         ========   ==========  =========  =========  =======




                                                                    Marine         Marine
For the three months ended                       Railcar          Container        Vessel
      June 30, 2001                              Leasing           Leasing         Leasing        Other 2        Total

REVENUES
  Lease revenue                                $  1,253        $       14       $     --       $     --        $1,267
  Interest income and other                          --                --             --             24            24
  Net gain (loss)  on disposition of equipment       62                (1)            --              1             62
                                               ---------       ------------     -----------   ------------    --------
     Total revenues                               1,315                13             --             25         1,353
                                               ---------       ------------     -----------   ------------    --------

COSTS AND EXPENSES
  Operations support                                431                --             --             16           447
  Depreciation                                      320                 9             --             --           329
  General and administrative expenses                49                --              2            136           187
  Management fees to affiliate                       --                --             --             60            60
  Recovery of bad debts                             (27)               --             --             --           (27)
                                               ---------       ------------     -----------   ------------    --------
      Total costs and expenses                      773                 9              2            212           996
                                               ---------       ------------     -----------   ------------    --------
Equity in net income of USPEs                        --                --            146             --           146
                                               ---------       ------------     -----------   ------------    --------
Net income (loss)                              $    542        $        4       $    144       $   (187)       $  503
                                               =========       ============     ===========   ============    ========




__________________________
1. Includes certain assets not identifiable to a particular segment, such as cash, prepaid expenses and certain accounts receivable. Also includes interest income and costs not identifiable to a particular segment, such as management fees to affiliates and certain operations support and general and administrative expenses.

2. Includes interest income and costs not identifiable to a particular segment such as management fees to affiliate and certain operations support and general and administrative expenses.

                            PLM EQUIPMENT GROWTH FUND
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7.     Operating  Segments  (continued)
       -------------------


                                                      Marine     Marine
For the six months ended                  Railcar   Container    Vessel
     June 30, 2002                        Leasing    Leasing     Leasing    Other 1    Total

REVENUES
  Lease revenue                          $  2,413   $       15  $     --   $     --   $2,428
  Interest income and other                    --           --        --         33       33
  Net gain on disposition of equipment        121           13        --         --      134
                                        ----------  ----------  ---------  ---------  -------
     Total revenues                         2,534           28        --         33    2,595
                                        ----------  ----------  ---------  ---------  -------

COSTS AND EXPENSES
  Operations support                          638           --        --         32      670
  Depreciation                                 65           13        --         --       78
  General and administrative expenses         106           --        --        213      319
  Management fees to affiliate                 --           --        --        159      159
  Recovery of bad debts                       (54)          --        --         --      (54)
                                        ----------  ----------  ---------  ---------  -------
      Total costs and expenses                755           13        --        404    1,172
                                        ----------  ----------  ---------  ---------  -------
Equity in net loss of an USPE                  --           --      (293)        --     (293)
                                        ----------  ----------  ---------  ---------  -------
Net income (loss)                        $  1,779   $       15  $   (293)  $   (371)  $1,130
                                        ==========  ==========  =========  =========  =======




                                                             Marine      Marine
For the six months ended                         Railcar    Container    Vessel
     June 30, 2001                               Leasing     Leasing     Leasing    Other 1    Total

REVENUES
  Lease revenue                                 $  2,684   $       28   $     --   $     --   $2,712
  Interest income and other                           --           --         --         62       62
  Net gain (loss) on disposition of equipment        109           (1)        --        (10)      98
                                                ---------  -----------  ---------  ---------  -------
     Total revenues                                2,793           27         --         52    2,872
                                                ---------  -----------  ---------  ---------  -------

COSTS AND EXPENSES
  Operations support                                 804           --         --         76      880
  Depreciation                                       641           18         --         --      659
  General and administrative expenses                 75           --         11        400      486
  Management fees to affiliate                        --           --         --        120      120
  Recovery of bad debts                              (46)          --         --         --      (46)
                                                ---------  -----------  ---------  ---------  -------
      Total costs and expenses                     1,474           18         11        596    2,099
                                                ---------  -----------  ---------  ---------  -------
Equity in net loss of USPEs                           --           --        (74)        (1)     (75)
                                                ---------  -----------  ---------  ---------  -------
Net income (loss)                               $  1,319   $        9   $    (85)  $   (545)  $  698
                                                =========  ===========  =========  =========  =======












__________________________
1. Includes interest income and costs not identifiable to a particular segment such as management fees to affiliate and certain operations support and general and administrative expenses.

                            PLM EQUIPMENT GROWTH FUND
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


8.     Net  Income  Per  Weighted-Average  Depositary  Unit
       ----------------------------------------------------

Net income per weighted-average depositary unit was computed by dividing net income attributable to the limited partners by the weighted-average number of depositary units deemed outstanding during the period. The weighted-average number of depositary units deemed outstanding during the three and six months ended June 30, 2002 and 2001 was 5,784,275.

9.     Liquidation  and  Special  Distributions
       ----------------------------------------

On January 1, 1998, the General Partner began the liquidation phase of the Partnership and commenced an orderly liquidation of the Partnership's assets. The General Partner is actively marketing the remaining equipment portfolio with the intent of maximizing sale proceeds. During the liquidation phase of the Partnership the equipment will continue to be leased under operating leases until sold. The amounts reflected for assets and liabilities of the Partnership have not been adjusted to reflect liquidation values. The equipment portfolio continues to be carried at the lower of depreciated cost or fair value less cost to dispose. Although the General Partner estimates that there will be distributions after liquidation of assets and liabilities, the amounts cannot be accurately determined prior to actual liquidation of the equipment. Upon final liquidation, the Partnership will be dissolved.

The Partnership is not permitted to reinvest proceeds from the disposition of equipment. These proceeds, in excess of operational cash requirements, are periodically paid out to limited partners in the form of special distributions. No special distributions were paid in the six months ended June 30, 2002 and 2001. The sales and liquidations occur because of the determination by the General Partner that it is the appropriate time to maximize the return on an asset through sale of that asset, and, in some leases, the ability of the lessee to exercise purchase options.

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL CONDITION AND
             -------------------------------------------------------------------
RESULTS  OF  OPERATIONS
    -------------------

(I)     RESULTS  OF  OPERATIONS

Comparison  of PLM Equipment Growth Fund's (the Partnership's) Operating Results
--------------------------------------------------------------------------------
for  the  Three  Months  Ended  June  30,  2002  and  2001
----------------------------------------------------------

(A)     Owned  Equipment  Operations

Lease revenues less direct expenses (defined as repairs and maintenance and asset specific insurance expenses) on owned equipment decreased during the second quarter of 2002 compared to the same quarter of 2001. Gains or losses from the sale of equipment, interest and other income and certain expenses such as depreciation and general and administrative expenses relating to the operating segments (see Note 7 to the unaudited condensed financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):


                                     For the Three Months
                                        Ended June 30,
                                       2002         2001
                                       =================
Railcars                                $788        $822
Marine containers                          6          14


Railcars: Railcar lease revenues and direct expenses were $1.2 million and $0.4 million, respectively, for the second quarter of 2002, compared to $1.3 million and $0.4 million, respectively, for the same quarter of 2001. Lease revenues decreased $0.1 million due to the disposition of railcars in 2001 and 2002.

Marine containers: Marine container lease revenues were $6,000 and $14,000 in the second quarter of 2002 and 2001, respectively. The decrease of $8,000 in lease revenues was due to the disposition of marine containers in 2001 and 2002.

(B)     Indirect  Expenses  Related  to  Owned  Equipment  Operations

Total indirect expenses of $0.3 million for the second quarter of 2002 decreased from $0.5 million for the same period in 2001. The decrease was due to a $0.3 million decrease in depreciation expense from 2001 levels reflecting the effect of asset dispositions in 2001 and 2002.

(C)     Net  Gain  on  Disposition  of  Owned  Equipment

Net gain on disposition of equipment in the second quarter of 2002 totaled $9,000, and resulted from the disposition of marine containers and railcars with an aggregate net book value of $2,000, for proceeds of $11,000. The net gain on disposition of owned equipment for the second quarter of 2001 totaled $0.1 million, and resulted from the sale of railcars with an aggregate net book value of $9,000, for aggregate proceeds of $0.1 million.

(D)     Equity  in Net Income (Loss) of an Unconsolidated Special-Purpose Entity
(USPE)

Equity in net income (loss) of an USPE represents the Partnership's share of the net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method of accounting. This entity is a single purpose entity that has no debt or other financial encumberances.

As of June 30, 2002 and 2001 the Partnership had an interest in an entity that owns a marine vessel. During the second quarter of 2002, lease revenues of $0.6 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.6 million. During the same period of 2001, lease revenues of $0.9 million were offset by depreciation, direct expenses, and administrative expenses of $0.8 million.

(E)     Net  Income

As a result of the foregoing, the Partnership's net income was $0.5 million for the second quarter of 2002 and 2001. The Partnership's ability to operate and liquidate assets, secure leases and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the second quarter of 2002 is not necessarily indicative of future periods. In the second quarter of 2002 the Partnership distributed $0.5 million to the limited partners, or $0.08 per weighted-average depositary unit.

Comparison  of the Partnership's Operating Results for the Six Months Ended June
--------------------------------------------------------------------------------
30,  2002  and  2001
--------------------

(A)     Owned  Equipment  Operations

Lease revenues less direct expenses on owned equipment decreased during the six months ended June 30, 2002 compared to the same period of 2001. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):


                                        For the Six Months
                                          Ended June 30,
                                       2002            2001
                                       ====================
Railcars                               $1,775        $1,880
Marine containers                          15            28


Railcars: Railcar lease revenues and direct expenses were $2.4 million and $0.6 million, respectively, for the six months ended June 30, 2002, compared to $2.7 million and $0.8 million, respectively, for the same period of 2001. Lease revenues decreased $0.3 million due to the disposition of railcars in 2001 and 2002. Direct expenses decreased $0.2 million in the six months ended June 30, 2002 compared to the same period of 2001 due to fewer repairs being required for the railcar portfolio in 2002.

Marine containers: Marine container lease revenues were $15,000 and $28,000 in the six months ended June 30, 2002 and 2001, respectively. The decrease of $13,000 in lease revenues was due to the disposition of marine containers in 2001 and 2002.

(B)     Indirect  Expenses  Related  to  Owned  Equipment  Operations

Total indirect expenses of $0.5 million for the six months ended June 30, 2002 decreased from $1.2 million for the same period in 2001. Significant variances are explained as follows:

(i) A $0.6 million decrease in depreciation expense from 2001 levels reflects the effect of asset dispositions in 2001 and 2002.

(ii) A $0.2 million decrease in general and administrative expenses during the six months ended June 30, 2002 compared to the same period of 2001 resulted from the reduction in the size of the Partnership's equipment portfolio over the last  twelve  months.

(C)     Net  Gain  on  Disposition  of  Owned  Equipment

Net gain on disposition of equipment in the six months ended June 30, 2002 totaled $0.1 million, and resulted from the disposition of marine containers and railcars with an aggregate net book value of $17,000, for proceeds of $0.2 million. Net gain on disposition of equipment for the six months ended June 30, 2001 totaled $0.1, and resulted from the sale of marine containers and railcars with a net book value of $13,000, for proceeds of $0.1 million.

(D)     Equity  in  Net  Loss  of  Unconsolidated  Special-Purpose  Entities

Equity in net loss of USPEs represents the Partnership's share of the net loss generated from the operation of jointly-owned assets accounted for under the equity method of accounting. These entities are single purpose entities that have no debt or other financial encumberances. The following table presents equity in net loss by equipment type (in thousands of dollars):


                                                        For the Six Months
                                                           Ended June 30,
                                                       2002            2001
                                                       ====================
Marine vessel                                           $(293)        $(74)
Aircraft                                                   --           (1)
                                                        ------        -----
    Equity in net loss of an USPEs                      $(293)        $(75)
                                                        ======        =====


Marine vessel: As of June 30, 2002 and 2001 the Partnership had an interest in an entity that owns a marine vessel. During the six months ended June 30, 2002, lease revenues of $0.8 million were offset by depreciation expense, direct expenses, and administrative expenses of $1.1 million. During the same period of 2001, lease revenues of $1.2 million were offset by depreciation, direct expenses, and administrative expenses of $1.3 million.

Marine vessel lease revenue decreased $0.4 million during the three months ended June 30, 2002 due to lower voyage charter lease rates earned compared to the same period of 2001.

Depreciation expense, direct expenses, and administrative expenses decreased $0.2 million during the six months ended June 30, 2002 compared to the same period of 2001. A decrease in direct expenses of $0.2 in the six months ended June 30, 2002 was due to lower repairs and maintenance expenses compared to the same period of 2001.

(E)     Net  Income

As a result of the foregoing, the Partnership's net income was $1.1 million for the six months ended June 30, 2002, compared to net income of $0.7 million during the same period of 2001. The Partnership's ability to operate and liquidate assets, secure leases and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the six months ended June 30, 2002 is not necessarily indicative of future periods. In the six months ended June 30, 2002 the Partnership distributed $0.5 million to the limited partners, or $0.08 per weighted-average depositary unit.

(II)     CRITICAL  ACCOUNTING  POLICIES  AND  ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On a regular basis, the General Partner reviews these estimates including those related to asset lives and depreciation methods, impairment of long-lived assets, allowance for doubtful accounts, reserves related to legally mandated equipment repairsand contingencies and litigation. These estimates are based on the General Partner's historical experience and on various other assumptions believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The General Partner believes, however, that the estimates, including those for the above-listed items, are reasonable and that actual results will not vary significantly from the estimated amounts.

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

(III)     FINANCIAL  CONDITION  --  CAPITAL  RESOURCES  AND  LIQUIDITY,  AND
DISTRIBUTIONS

For the six months ended June 30, 2002, the Partnership generated $1.4 million in operating cash (net cash provided by operating activities less additional investments in an USPE, to fund operations, to meet its operating obligations and pay cash distributions (total for the six months ended June 30, 2001 of $0.5 million) to the partners.

During the six months ended June 30, 2002, the Partnership disposed of marine containers and railcars and received proceeds of $0.2 million.

Accounts receivable decreased $0.1 million during the six months ended June 30, 2002 due to the timing of cash receipts.

Investment in an unconsolidated special purpose entity decreased by $0.3 million due to the Partnership recording a loss of $0.3 million from the USPE in the six months ended June 30, 2002.

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

ITEM  3.          QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT MARKET RISK
                  --------------------------------------------------------------

The Partnership's primary market risk exposure is that of currency devaluation risk. During the six months ended June 30, 2002, 81% of the Partnership's total lease revenues from wholly- and partially-owned equipment came from non-United States domiciled lessees. Most of the leases require payment in United States
(U.S.) currency. If these lessees' currency devalues against the U.S. dollar, the lessees could encounter difficulty in making the U.S. dollar denominated lease payments.

                          PART II -- OTHER INFORMATION



ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
          -------------------------------------

     (a)     Exhibits
             --------

          None.

     (b)     Reports  on  Form  8-K
             ----------------------

          None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



               PLM  EQUIPMENT  GROWTH  FUND

               By:     PLM  Financial  Services,  Inc.
                    General  Partner



     Date:  August  12,  2002     By:     /s/  Stephen  M.  Bess
                                          ----------------------
          Stephen  M.  Bess
          President  and
     Current  Chief  Accounting  Officer



CERTIFICATION

The undersigned hereby certifies, in their capacity as an officer of the General Partner of PLM Equipment Growth Fund (the Partnership), that the Quarterly Report of the Partnership on Form 10-Q for the period ended June 30, 2002, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Partnership at the end of such period and the results of operations of the Partnership for such period.



               PLM  EQUIPMENT  GROWTH  FUND

               By:     PLM  Financial  Services,  Inc.
               General  Partner



     Date:  August  12,  2002                    By     /s/  Stephen  M.  Bess
                                                        ----------------------
               Stephen  M.  Bess
               President  and
               Current  Chief  Accounting  Officer



     Date:  August  12,  2002                    By     /s/  James  A.  Coyne
                                                        ---------------------
               James  A.  Coyne
               Chief  Financial  Officer