Form 10-Q
period 2002-09-30
PLM EQUIPMENT GROWTH FUND
filed 2002-11-12
CIK 788813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ___________________
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR  THE  QUARTER  ENDED  SEPTEMBER  30,  2002

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
                 (in thousands of dollars, except unit amounts)
                                   (unaudited)

                                                              September 30,    December 31,
                                                                  2002            2001
                                                             ------------------------------
ASSETS

Equipment held for operating leases, at cost . . . . . . .  $       21,020   $      21,601
Less accumulated depreciation. . . . . . . . . . . . . . .         (20,764)        (21,213)
                                                            ---------------  --------------
  Net equipment. . . . . . . . . . . . . . . . . . . . . .             256             388


Cash and cash equivalents. . . . . . . . . . . . . . . . .           4,555           3,354
Accounts receivable, less allowance for doubtful accounts
    of $60 in 2002 and $124 in 2001. . . . . . . . . . . .             296             314
Investment in an unconsolidated special-purpose entity . .             245             630
Prepaid expenses and other assets. . . . . . . . . . . . .              62              30
                                                            ---------------  --------------
    Total assets . . . . . . . . . . . . . . . . . . . . .  $        5,414   $       4,716
                                                            ===============  ==============
LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable and accrued expenses. . . . . . . . . . .  $          117   $         182
Due to affiliates. . . . . . . . . . . . . . . . . . . . .               7              19
Lessee deposits. . . . . . . . . . . . . . . . . . . . . .               2              12
                                                            ---------------  --------------
  Total liabilities. . . . . . . . . . . . . . . . . . . .             126             213
                                                            ---------------  --------------
Partners' capital:
Limited partners (5,784,275 depositary units
      in 2002 and 2001). . . . . . . . . . . . . . . . . .           5,288           4,503
General Partner. . . . . . . . . . . . . . . . . . . . . .              --              --
                                                            ---------------  --------------
  Total partners' capital. . . . . . . . . . . . . . . . .           5,288           4,503
                                                            ---------------  --------------
      Total liabilities and partners' capital. . . . . . .  $        5,414   $       4,716
                                                            ===============  ==============





















       See accompanying notes to unaudited condensed financial statements.

                            PLM EQUIPMENT GROWTH FUND
                             (A LIMITED PARTNERSHIP)
                         CONDENSED STATEMENTS OF INCOME
         (in thousands of dollars, except weighted-average unit amounts)
                                   (unaudited)

                                                     For the Three Months          For the Nine Months
                                                      Ended September 30,           Ended September 30,
                                                    2002              2001       2002              2001
                                                    ======================       =======================
REVENUES

Lease revenue . . . . . . . . . . . . . . . . . .  $    1,110   $    1,315      $    3,538   $    4,028
Interest and other income . . . . . . . . . . . .          19           23              52           84
Gain (loss) on disposition of equipment . . . . .           3           (1)            137           98
                                                  -----------   -----------     ----------   -----------
  Total revenues. . . . . . . . . . . . . . . . .       1,132        1,337           3,727        4,210
                                                  -----------   -----------     ----------   -----------
EXPENSES

Depreciation. . . . . . . . . . . . . . . . . . .          39          324             117          983
Repairs and maintenance . . . . . . . . . . . . .         323          333             946        1,134
Insurance expense . . . . . . . . . . . . . . . .          23           20              70          101
Management fees to affiliate. . . . . . . . . . .          48           79             207          199
General and administrative expenses to affiliates          28           47             106          224
Other general and administrative expenses . . . .         186           74             427          382
Provision for (recovery of) bad debts . . . . . .          --           59             (54)          13
                                                  -----------   -----------     ----------   -----------
  Total expenses. . . . . . . . . . . . . . . . .         647          936           1,819        3,036
                                                  -----------   -----------     ----------   -----------
Equity in net loss of unconsolidated
    special-purpose entity. . . . . . . . . . . .        (363)        (349)           (656)        (424)
                                                  -----------   -----------     ----------   -----------
    Net income. . . . . . . . . . . . . . . . . .  $      122   $       52      $    1,252   $      750
                                                  ===========   ===========     ==========   ===========
PARTNERS' SHARE OF NET INCOME

Limited partners. . . . . . . . . . . . . . . . .  $      122   $       52      $    1,247   $      734
General Partner . . . . . . . . . . . . . . . . .          --           --               5           16
                                                  -----------   -----------     ----------   -----------
    Total . . . . . . . . . . . . . . . . . . . .  $      122   $       52      $    1,252   $      750
                                                  ===========   ===========     ==========   ===========
Limited partners' net income per weighted-average
    depositary unit . . . . . . . . . . . . . . .  $     0.02   $     0.01      $     0.22   $     0.13
                                                  ===========   ===========     ==========   ===========
Cash distribution . . . . . . . . . . . . . . . .  $       --   $       --      $      467   $    1,659
                                                  ===========   ===========     ==========   ===========
Cash distribution per limited partners'
    weighted-average depositary unit. . . . . . .  $       --   $       --      $     0.08   $     0.28
                                                  ===========   ===========     ==========   ===========














       See accompanying notes to unaudited condensed financial statements.

                            PLM EQUIPMENT GROWTH FUND
                             (A LIMITED PARTNERSHIP)
              CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
           FOR THE PERIOD FROM DECEMBER 31, 2000 TO SEPTEMBER 30, 2002
                            (in thousands of dollars)
                                   (unaudited)



                                             Limited     General
                                             Partners    Partner     Total
                                            ==========  =========   =======

Partners' capital as of December 31, 2000.  $   5,240   $     --   $ 5,240

Net income . . . . . . . . . . . . . . . .      1,368         21     1,389

Cash distribution. . . . . . . . . . . . .     (2,105)       (21)   (2,126)
                                            ----------  ---------  --------
Partners' capital as of December 31, 2001.      4,503         --     4,503

Net income . . . . . . . . . . . . . . . .      1,247          5     1,252

Cash distribution. . . . . . . . . . . . .       (462)        (5)     (467)
                                            ----------  ---------  --------
Partners' capital as of September 30, 2002  $   5,288   $     --   $ 5,288
                                            ==========  =========  ========




































       See accompanying notes to unaudited condensed financial statements.

                            PLM EQUIPMENT GROWTH FUND
                             (A LIMITED PARTNERSHIP)
                       CONDENSED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)
                                   (unaudited)



                                                                   For the Nine Months
                                                                   Ended September 30,
                                                                  2002             2001
                                                                 =======================
OPERATING ACTIVITIES

Net income. . . . . . . . . . . . . . . . . . . . . . . . . . .  $    1,252     $   750
Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
  Depreciation. . . . . . . . . . . . . . . . . . . . . . . . .         117         983
  Gain on disposition of equipment. . . . . . . . . . . . . . .       (137)         (98)
  Equity in net loss of unconsolidated special-purpose entities         656         424
  Changes in operating assets and liabilities:
    Accounts receivable, net. . . . . . . . . . . . . . . . . .           2        (133)
    Prepaid expenses and other assets . . . . . . . . . . . . .        (32)          16
    Accounts payable and accrued expenses . . . . . . . . . . .        (65)        (103)
    Due to affiliates . . . . . . . . . . . . . . . . . . . . .        (12)           2
    Lessee deposits . . . . . . . . . . . . . . . . . . . . . .        (10)           5
                                                                 ----------    ---------
      Net cash provided by operating activities . . . . . . . .       1,771       1,846
                                                                 ----------    ---------
INVESTING ACTIVITIES

Payments for capitalized improvements . . . . . . . . . . . . .         (2)          --
Additional investments in unconsolidated
     special-purpose entities to fund operations. . . . . . . .       (271)        (156)
Proceeds from disposition of equipment. . . . . . . . . . . . .         170         107
                                                                 ----------    ---------
      Net cash used in investing activities . . . . . . . . . .       (103)         (49)
                                                                 ----------    ---------

FINANCING ACTIVITIES

Cash distribution paid to limited partners. . . . . . . . . . .       (462)      (1,643)
Cash distribution paid to General Partner . . . . . . . . . . .         (5)         (16)
                                                                 ----------    ---------
      Net cash used in financing activities . . . . . . . . . .       (467)      (1,659)
                                                                 ----------    ---------
Net increase in cash and cash equivalents . . . . . . . . . . .       1,201         138

Cash and cash equivalents at beginning of period. . . . . . . .       3,354       2,596
                                                                 ----------    ---------
Cash and cash equivalents at end of period. . . . . . . . . . .  $    4,555     $ 2,734
                                                                 ==========    =========














       See accompanying notes to unaudited condensed financial statements.

                            PLM EQUIPMENT GROWTH FUND
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.     Opinion  of  Management
       -----------------------

In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited condensed financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the unaudited condensed financial position of PLM Equipment Growth Fund (the Partnership) as of September 30, 2002 and December 31, 2001, the unaudited condensed statements of income for the three and nine months ended September 30, 2002 and 2001, the unaudited condensed statements of changes in partners' capital for the period from December 31, 2000 to September 30, 2002, and the unaudited condensed statements of cash flows for the nine months ended September 30, 2002 and 2001. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from the accompanying condensed financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001, on file at the Securities and Exchange Commission.

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

3.     Cash  Distributions
       -------------------

Cash distributions are recorded when paid and may include amounts in excess of net income that are considered a return on capital. There were no cash distributions in the three months ended September 30, 2002 and 2001. For the nine months ended September 30, 2002 and 2001, cash distributions totaled $0.5 and $1.7 million, respectively. Cash distributions of $-0- and $1.0 million in the nine months ended September 30, 2002 and 2001, respectively were deemed a return of capital.

4.     Transactions  with  General  Partner  and  Affiliates
       -----------------------------------------------------

The balance due to affiliates as of September 30, 2002 and December 31, 2001 of $7,000 and $19,000, respectively, are payable to FSI and its affiliate for management fees.

The Partnership's proportional share of the affiliated expenses incurred by the unconsolidated special-purpose entity (USPE) during 2002 and 2001 is listed in the following table (in thousands of dollars):


                                     For the Three Months    For the Nine Months
                                     Ended September 30,     Ended September 30,
                                     2002          2001      2002           2001
                                    =====================    ===================
Management fees. . . . . . . . . .  $   (24)  $   (17)      $   (32)  $   (3)
Data processing and administrative
    expense. . . . . . . . . . . .        1        10            11       50


These affiliated expenses (increased) or reduced the Partnership's proportional share of the equity interest in the income of the USPE.

                            PLM EQUIPMENT GROWTH FUND
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.     Equipment
       ---------

Owned equipment held for operating leases is stated at cost. The components of owned equipment were as follows (in thousands of dollars):

                                September 30,     December 31,
                                    2002              2001
                               ==============   ==============
Railcars. . . . . . . . . . .  $       20,545   $      21,016
Marine containers . . . . . .             475             585
                               ---------------  --------------
                                       21,020          21,601
Less accumulated depreciation         (20,764)        (21,213)
                               ---------------  --------------
  Net equipment . . . . . . .  $          256   $         388
                               ===============  ==============


As of September 30, 2002, all equipment was on lease, except for 89 railcars and 8 marine containers with an aggregate net book value of $0.1 million. As of December 31, 2001, all equipment was on lease except for 30 railcars and 8 marine containers with an aggregate net book value of $38,000.

For the nine months ended September 30, 2002, the Partnership disposed of marine containers and railcars with an aggregate net book value of $17,000 for proceeds of $0.2 million. During the nine months ended September 30, 2001, the Partnership disposed of marine containers and railcars with an aggregate net book value of $25,000, for proceeds of $0.1 million.

6.     Investment  in  Unconsolidated  Special-Purpose  Entity
       -------------------------------------------------------

The Partnership owns a 50% interest in the Clement Partnership that owns a product tanker jointly with an affiliated program. This is a single purpose entity that does not have any debt or other financial encumbrances. Ownership interest is based on the Partnership's contribution towards the cost of the equipment in the USPE. The Partnership's proportional share of equity and income
(loss) in the entity is not necessarily the same as its ownership interest. The primary reason for this difference has to do with certain fees such as management and acquisition and lease negotiation fees varying among the owners of the USPE.

The tables below set forth 100% of the assets, liabilities, and equity of the entity in which the Partnership has an interest and the Partnership's proportional share of equity in the entity as of September 30, 2002 and December 31, 2001 (in thousands of dollars):

                                         September 30,  December 31,
                                             2002          2001
                                            =======      =======

  Assets
    Equipment less accumulated depreciation  $ 672      $ 1,239
    Receivables . . . . . . . . . . . . . .     16          302
                                            -------     -------
      Total assets. . . . . . . . . . . . .  $ 688      $ 1,541
                                            =======     =======
  Liabilities
    Accounts payable. . . . . . . . . . . .  $ 198          248
    Due to affiliates . . . . . . . . . . .     --           48
                                            -------     -------
      Total liabilities . . . . . . . . . .    198          296
                                            -------     -------

  Equity. . . . . . . . . . . . . . . . . .    490        1,245
                                            -------     -------
    Total liabilities and equity. . . . . .  $ 688      $ 1,541
                                            =======     =======

Partnership's share of equity . . . . . . .  $ 245      $   630
                                            =======     =======


The table below sets forth 100% of the lease revenues, direct and indirect expenses and net loss of the entity in which the Partnership has an interest and the Partnership's proportional share of loss in the equity for the three and nine months ended September 30, 2002 and 2001 (in thousands of dollars):


     For the three months ended
           September 30,          2002     2001
-----------------------------------------------

  Revenues. . . . . . . . . . .  $ 191   $  570
  Less: Direct expenses . . . .    762    1,075
            Indirect expenses .    173      222
                                 ------  -------
    Net loss. . . . . . . . . .  $(744)    (727)
                                 ======  =======

Partnership's share of net loss  $(363)  $ (349)
                                 ======  =======



     For the nine months ended
           September 30,          2002     2001
-----------------------------------------------

  Revenues. . . . . . . . . . .  $ 1,876   $2,913
  Direct expenses . . . . . . .    2,601    3,056
  Indirect expenses . . . . . .      654      773
                                 --------  -------
    Net loss. . . . . . . . . .  $(1,379)  $ (916)
                                 ========  =======

Partnership's share of net loss  $  (656)  $ (424)
                                 ========  =======


As of September 30, 2002 and December 31, 2001, the jointly-owned equipment in the Partnership's USPE portfolio was on lease.

                            PLM EQUIPMENT GROWTH FUND
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7.     Operating  Segments
       -------------------

The Partnership operates in three different segments: railcar leasing, marine container leasing, and marine vessel leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers. The following tables present a summary of the operating segments (in thousands of dollars):


                                                     Marine      Marine
For the three months ended               Railcar    Container    Vessel
September 30, 2002                       Leasing     Leasing     Leasing    Other 1    Total
--------------------------------------------------------------------------------------------

REVENUES
  Lease revenue . . . . . . . . . . . .  $  1,107  $        3   $     --   $     --   $1,110
  Interest income and other . . . . . .        --          --         --         19       19
  Net gain on disposition of equipment.         3          --         --         --        3
                                         --------  -----------  ---------  ---------  -------
     Total revenues . . . . . . . . . .     1,110           3         --         19    1,132
                                         --------  -----------  ---------  ---------  -------

COSTS AND EXPENSES
  Operations support. . . . . . . . . .       331          --         --         15      346
  Depreciation. . . . . . . . . . . . .        34           5         --         --       39
  General and administrative expenses .        59          --         --        155      214
  Management fees to affiliate. . . . .        --          --         --         48       48
                                         --------  -----------  ---------  ---------  -------
      Total costs and expenses. . . . .       424           5         --        218      647
                                         --------  -----------  ---------  ---------  -------
Equity in net loss of an USPE . . . . .        --          --       (363)        --     (363)
                                         --------  -----------  ---------  ---------  -------
Net income (loss) . . . . . . . . . . .  $    686  $       (2)  $   (363)  $   (199)  $  122
                                         ========  ===========  =========  =========  =======
Total assets as of September 30, 2002 .  $    501  $       51   $    245   $  4,617   $5,414
                                         ========  ===========  =========  =========  =======




                                                             Marine      Marine
For the three months ended                       Railcar    Container    Vessel
September 30, 2001                               Leasing     Leasing     Leasing    Other 2    Total
----------------------------------------------------------------------------------------------------

REVENUES
  Lease revenue . . . . . . . . . . . . . . . .  $  1,297  $       18   $     --   $     --   $1,315
  Interest income and other . . . . . . . . . .        --          --         --         23       23
  Net gain (loss)  on disposition of equipment.        --          (1)        --         --       (1)
                                                 --------  -----------  ---------  ---------  -------
     Total revenues . . . . . . . . . . . . . .     1,297          17         --         23    1,337
                                                 --------  -----------  ---------  ---------  -------
COSTS AND EXPENSES
  Operations support. . . . . . . . . . . . . .       335          --          2         16      353
  Depreciation. . . . . . . . . . . . . . . . .       316           8         --         --      324
  General and administrative expenses . . . . .        30          --         --         91      121
  Management fees to affiliate. . . . . . . . .        --          --         --         79       79
  Recovery of bad debts . . . . . . . . . . . .        59          --         --         --       59
                                                 --------  -----------  ---------  ---------  -------
      Total costs and expenses. . . . . . . . .       740           8          2        186      936
                                                 --------  -----------  ---------  ---------  -------
Equity in net income of USPEs . . . . . . . . .        --          --       (348)        (1)    (349)
                                                 --------  -----------  ---------  ---------  -------
Net income (loss) . . . . . . . . . . . . . . .  $    557  $        9   $   (350)  $   (164)  $   52
                                                 ========  ===========  =========  =========  =======


__________________________
1. Includes certain assets not identifiable to a particular segment, such as cash and prepaid expenses. Also includes interest income and costs not identifiable to a particular segment, such as management fees to affiliate and certain operations support and general and administrative expenses and costs.

2. Includes interest income and costs not identifiable to a particular segment such as management fees to affiliate, certain operations support and general and administrative expenses.

                            PLM EQUIPMENT GROWTH FUND
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7.     Operating  Segments  (continued)
       -------------------


                                                      Marine     Marine
For the nine months ended                 Railcar   Container    Vessel
September 30, 2002                        Leasing    Leasing     Leasing    Other 1    Total
--------------------------------------------------------------------------------------------

REVENUES
  Lease revenue . . . . . . . . . . . .  $  3,520   $       18  $     --   $     --   $3,538
  Interest income and other . . . . . .        --           --        --         52       52
  Net gain on disposition of equipment.       124           13        --         --      137
                                         ---------  ----------  ---------  ---------  -------
     Total revenues . . . . . . . . . .     3,644           31        --         52    3,727
                                         ---------  ----------  ---------  ---------  -------

COSTS AND EXPENSES
  Operations support. . . . . . . . . .       969           --        --         47    1,016
  Depreciation. . . . . . . . . . . . .        99           18        --         --      117
  General and administrative expenses .       165           --        --        368      533
  Management fees to affiliate. . . . .        --           --        --        207      207
  Recovery of bad debts . . . . . . . .       (54)          --        --         --      (54)
                                         ---------  ----------  ---------  ---------  -------
      Total costs and expenses. . . . .     1,179           18        --        622    1,819
                                         ---------  ----------  ---------  ---------  -------
Equity in net loss of an USPE . . . . .        --           --      (656)        --     (656
                                         ---------  ----------  ---------  ---------  -------
Net income (loss) . . . . . . . . . . .  $  2,465   $       13  $   (656)  $   (570)  $1,252
                                         =========  ==========  =========  =========  =======




                                                             Marine     Marine
For the nine months ended                       Railcar    Container    Vessel
September 30, 2001                              Leasing     Leasing     Leasing    Other 1    Total
---------------------------------------------------------------------------------------------------

REVENUES
  Lease revenue. . . . . . . . . . . . . . . .  $  3,982  $       46   $     --   $     --   $4,028
  Interest income and other. . . . . . . . . .        --          --         --         84       84
  Net gain (loss) on disposition of equipment.       109          (1)        --        (10)      98
                                                --------  -----------  ---------  ---------  -------
     Total revenues. . . . . . . . . . . . . .     4,091          45         --         74    4,210
                                                --------  -----------  ---------  ---------  -------

COSTS AND EXPENSES
  Operations support . . . . . . . . . . . . .     1,140          --          2         93    1,235
  Depreciation . . . . . . . . . . . . . . . .       957          26         --         --      983
  General and administrative expenses. . . . .       104           1         12        489      606
  Management fees to affiliate . . . . . . . .        --          --         --        199      199
  Recovery of bad debts. . . . . . . . . . . .        13          --         --         --       13
                                                --------  -----------  ---------  ---------  -------
      Total costs and expenses . . . . . . . .     2,214          27         14        781    3,036
                                                --------  -----------  ---------  ---------  -------
Equity in net loss of USPEs. . . . . . . . . .        --          --       (422)        (2)    (424)
                                                --------  -----------  ---------  ---------  -------
Net income (loss). . . . . . . . . . . . . . .  $  1,877  $       18   $   (436)  $   (709)  $  750
                                                ========  ===========  =========  =========  =======











__________________________
1. Includes interest income and costs not identifiable to a particular segment, such as management fees to affiliate and certain operations support and general and administrative expenses.

                            PLM EQUIPMENT GROWTH FUND
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


8.     Net  Income  Per  Weighted-Average  Depositary  Unit
       ----------------------------------------------------

Net income per weighted-average depositary unit was computed by dividing net income attributable to the limited partners by the weighted-average number of depositary units deemed outstanding during the period. The weighted-average number of depositary units deemed outstanding during the three and nine months ended September 30, 2002 and 2001 were 5,784,275, respectively.

9.     Liquidation
       -----------

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

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL CONDITION AND
             -------------------------------------------------------------------
RESULTS  OF  OPERATIONS
    -------------------

(I)     RESULTS  OF  OPERATIONS

Comparison  of PLM Equipment Growth Fund's (the Partnership's) Operating Results
--------------------------------------------------------------------------------
for  the  Three  Months  Ended  September  30,  2002  and  2001
---------------------------------------------------------------

(A)     Owned  Equipment  Operations

Lease revenues less direct expenses (defined as repairs and maintenance and asset specific insurance expenses) on owned equipment decreased during the third quarter of 2002 compared to the same quarter of 2001. Gains or losses from the sale of equipment, interest and other income and certain expenses such as depreciation, management fees to affiliate, and general and administrative expenses relating to the operating segments (see Note 7 to the unaudited condensed financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                   For the Three Months
                    Ended September 30,
                    2002           2001
                   --------------------
Railcars. . . . .  $     776  $     962
Marine containers          3         18


Railcars: Railcar lease revenues and direct expenses were $1.1 million and $0.3 million, respectively, for the third quarter of 2002, compared to $1.3 million and $0.3 million, respectively, for the same quarter of 2001. Lease revenues decreased $0.2 million due to the disposition of railcars in 2001 and 2002.

Marine containers: Marine container lease revenues were $3,000 and $18,000 in the third quarter of 2002 and 2001, respectively. The decrease of $15,000 in lease revenues was due to the disposition of marine containers in 2001 and 2002.

(B)     Indirect  Expenses  Related  to  Owned  Equipment  Operations

Total indirect expenses of $0.3 million for the third quarter of 2002 decreased from $0.6 million for the same period in 2001. Significant variances are explained as follows:

(i) A $0.3 million decrease in depreciation expense from 2001 levels reflects the effect of asset dispositions in 2001 and 2002.
(ii) A $0.1 million decrease in the provision for bad debts was based on the General Partner's evaluation of the collectability of receivables compared to  2001.
(iii) A $0.1 million increase in general and administrative expenses was due to increased professional service costs.

(C)     Gain  (Loss)  on  Disposition  of  Owned  Equipment

Gain on disposition of equipment in the third quarter of 2002 totaled $3,000, and resulted from the disposition of railcars with an aggregate net book value of $-0-, for proceeds of $3,000. The loss on disposition of owned equipment for the third quarter of 2001 totaled $1,000, and resulted from the sale of marine containers with an aggregate net book value of $12,000, for aggregate proceeds of $11,000.

(D)     Equity  in  Net  Loss of an Unconsolidated Special-Purpose Entity (USPE)

Equity in net loss of an USPE represents the Partnership's share of the net loss generated from the operation of jointly-owned assets accounted for under the equity method of accounting. This entity is a single purpose entity that has no debt or other financial encumbrances.

As of September 30, 2002 and 2001 the Partnership had an interest in an entity that owns a marine vessel. During the third quarter of 2002, the Partnership's share of lease revenues of $0.1 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.5 million. During the same period of 2001, lease revenues of $0.3 million were offset by depreciation, direct expenses, and administrative expenses of $0.6 million. The decrease in lease revenues of $0.2 million was due to an increase in off-lease time in the third quarter of 2002 compared to the same period of 2001.

(E)     Net  Income

As a result of the foregoing, the Partnership's had net income of $0.1 million for the third quarter of 2002 and 2001. The Partnership's ability to operate and liquidate assets, secure leases and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the third quarter of 2002 is not necessarily indicative of future periods.

Comparison  of  the  Partnership's  Operating  Results for the Nine Months Ended
--------------------------------------------------------------------------------
September  30,  2002  and  2001
-------------------------------

(A)     Owned  Equipment  Operations

Lease revenues less direct expenses on owned equipment decreased during the nine months ended September 30, 2002 compared to the same period of 2001. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                     For the Nine Months
                      Ended September 30,
                      2002           2001
                   ------------------------
Railcars. . . . .  $     2,551  $     2,842
Marine containers           18           46


Railcars: Railcar lease revenues and direct expenses were $3.5 million and $1.0 million, respectively, for the nine months ended September 30, 2002, compared to $4.0 million and $1.1 million, respectively, for the same period of 2001. Lease revenues decreased $0.5 million and direct costs decreased $0.1 million due to the disposition of railcars in 2001 and 2002.

Marine containers: Marine container lease revenues were $18,000 and $46,000 in the nine months ended September 30, 2002 and 2001, respectively. The decrease of $28,000 in lease revenues was due to the disposition of marine containers in 2001 and 2002.

(B)     Indirect  Expenses  Related  to  Owned  Equipment  Operations

Total indirect expenses of $0.9 million for the nine months ended September 30, 2002 decreased from $1.9 million for the same period in 2001. Significant variances are explained as follows:

(i) A $0.9 million decrease in depreciation expense from 2001 levels reflects the effect of asset dispositions in 2001 and 2002.
(ii) A $0.1 million decrease in general and administrative expenses during the nine months ended September 30, 2002 compared to the same period of 2001 resulted from the reduction in the size of the Partnership's equipment portfolio over the last twelve months.

(C)     Gain  on  Disposition  of  Owned  Equipment

Gain on disposition of equipment in the nine months ended September 30, 2002 totaled $0.1 million, and resulted from the disposition of marine containers and railcars with an aggregate net book value of $17,000, for proceeds of $0.2 million. Gain on disposition of equipment for the nine months ended September 30, 2001 totaled $0.1 million, and resulted from the sale of marine containers and railcars with a net book value of $25,000, for proceeds of $0.1 million.

(D)     Equity  in  Net  Loss  of  an  Unconsolidated  Special-Purpose  Entity

Equity in net loss of an USPE represents the Partnership's share of the net loss generated from the operation of jointly-owned assets accounted for under the equity method of accounting. This entity is a single purpose entity that has no debt or other financial encumbrances. The following table presents equity in net loss by equipment type (in thousands of dollars):






                                   For the Nine Months
                                   Ended September 30,
                                 2002               2001
                                --------------------------
Marine vessel. . . . . . . . .  $     (656)  $     (422)
Aircraft . . . . . . . . . . .           --          (2)
    Equity in net loss of USPE  $      656)  $     (424)


Marine vessel: As of September 30, 2002 and 2001 the Partnership had an interest in an entity that owns a marine vessel. During the nine months ended September 30, 2002, the Partnership's share of lease revenues of $0.9 million were offset by depreciation expense, direct expenses, and administrative expenses of $1.6 million. During the same period of 2001, lease revenues of $1.5 million were offset by depreciation, direct expenses, and administrative expenses of $1.9 million.

Marine vessel lease revenues decreased $0.5 million during the nine months ended September 30, 2002 due to a decrease in voyage charter lease rates compared to the same period of 2001.

Depreciation expense, direct expenses, and administrative expenses decreased $0.3 million during the nine months ended September 30, 2002 compared to the same period of 2001. A decrease in direct expenses of $0.3 in the nine months ended September 30, 2002 was due to lower repairs and maintenance expenses compared to the same period of 2001.

(E)     Net  Income

As a result of the foregoing, the Partnership's net income was $1.3 million for the nine months ended September 30, 2002, compared to net income of $0.8 million during the same period of 2001. The Partnership's ability to operate and liquidate assets, secure leases and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the nine months ended September 30, 2002 is not necessarily indicative of future periods. In the nine months ended September 30, 2002 the Partnership distributed $0.5 million to the limited partners, or $0.08 per weighted-average depositary unit.

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

(III)     FINANCIAL  CONDITION  --  CAPITAL  RESOURCES  AND  LIQUIDITY,  AND
DISTRIBUTIONS

For the nine months ended September 30, 2002, the Partnership generated $1.5 million in operating cash (net cash provided by operating activities less additional investments in an USPE) to fund operations, to meet its operating obligations and to pay cash distributions (total for the nine months ended September 30, 2002 of $0.5 million) to the partners.

During the nine months ended September 30, 2002, the Partnership disposed of marine containers and railcars and received proceeds of $0.2 million.

Investment in an unconsolidated special purpose entity decreased by $0.4 million due to the Partnership's recording a loss of $0.7 million from the USPE in the nine months ended September 30, 2002. This decrease was partially offset by the Partnership contributing $0.3 million to the USPE to fund its operations.

The General Partner has not planned any expenditures, nor is it aware of any contingencies that would cause the Partnership to require any additional capital.

The Partnership is in liquidation phase. As a result, the size of the Partnership's remaining equipment portfolio and, in turn, the amount of net cash flows from operations will continue to become progressively smaller as assets are sold. Significant asset sales may result in special distributions to the partners.
(IV)  OUTLOOK  FOR  THE  FUTURE

The Partnership is in its active liquidation phase. Given the current economic environment, and offers received for similar types of equipment owned by the Partnership, the General Partner has determined it would not be advantageous to sell the remaining Partnership equipment at the current time. The General Partner will continue to monitor the equipment markets to determine an optimal time to sell. In the meantime, equipment will continue to be leased, and re-leased at market rates as existing leases expire. Although the General Partner estimates that there will be distributions to the partners after final disposal of assets and settlement of liabilities, the amounts cannot be accurately determined prior to actual disposal of the equipment.

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

2. Through the first nine months of 2002, U.S. and Canadian freight carloads decreased 1% and 3% respectively, compared to the same period of 2001. There has been, however, some recent increase in some of the commodities, which drive demand for those types of railcars most prevalent in the Partnership's fleet. It will be some time, however, before this translates into new leasing demand by shippers since most shippers have idle cars in their fleets.

3. Marine vessel freight rates are dependent upon the overall condition of the international economy. Freight rates earned by the Partnership's partially owned marine vessel began to decrease during the latter half of 2001 and through the first nine months of 2002. This trend is expected to continue through the reminder of 2002. In addition, the marine vessel in which the Partnership owns an interest was manufactured in 1976 and is nearing the end of its economic life. This marine vessel is also single hulled which restricts the ports which it may enter. These conditions severely limit the marine vessel's marketability.

4. The General Partner has seen an increase in insurance premiums on its equipment portfolio and is finding it more difficult to place the coverage. Premiums for the equipment types owned by the Partnership have increased over 25%. The increase in premiums caused by the increase in rate will be partially mitigated by the reduction in the value of the Partnership equipment portfolio caused by the events of September 11, 2001 and other economic factors. The General Partner has also experienced an increase in the deductible required to obtain coverage. This may have a negative impact on the Partnership in the event of an insurance claim.

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

ITEM  3.          QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT MARKET RISK
                  --------------------------------------------------------------

The Partnership's primary market risk exposure is that of currency devaluation risk. During the nine months ended September 30, 2002, 76% of the Partnership's total lease revenues from wholly- and partially-owned equipment came from non-United States domiciled lessees. Most of the leases require payment in United States (U.S.) currency. If these lessees' currency devalues against the U.S. dollar, the lessees could encounter difficulty in making the U.S. dollar denominated lease payments.

ITEM  4.     CONTROLS  AND  PROCEDURES
             -------------------------

Within the 90-day period prior to the filing of this report, evaluations were carried out under the supervision and with the participation of the General Partner's management, including its President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon those evaluations, the President and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes have been made in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluations.

                          PART II -- OTHER INFORMATION



ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
          -------------------------------------

     (a)     Exhibits
             --------

          None.

     (b)     Reports  on  Form  8-K
             ----------------------

          None.

------

CONTROL  CERTIFICATION
----------------------



I,  James  A.  Coyne,  certify  that:

1. I have reviewed this quarterly report on Form 10-Q of PLM Equipment Growth Fund.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this quarterly report is prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and board of Managers:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  November  11,  2002     By:     /s/  James  A.  Coyne
                                       ---------------------
     James  A.  Coyne
     President
     (Principal  Executive  Officer)

CONTROL  CERTIFICATION
----------------------



I,  Richard  K  Brock,  certify  that:

5. I have reviewed this quarterly report on Form 10-Q of PLM Equipment Growth Fund.

6. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

7. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

8. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

d) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this quarterly report is prepared;

e) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

f) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and board of Managers:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  November  11,  2002     By:     /s/  Richard  K  Brock
                                       ----------------------
     Richard  K  Brock
     Chief  Financial  Officer
     (Principal  Financial  Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



               PLM  EQUIPMENT  GROWTH  FUND

               By:     PLM  Financial  Services,  Inc.
                    General  Partner



     Date:  November  11,  2002     By:     /s/  Richard  K  Brock
                                            ----------------------
          Chief  Financial  Officer



CERTIFICATION

The undersigned hereby certifies, in their capacity as an officer of the General Partner of PLM Equipment Growth Fund (the Partnership), that the Quarterly Report of the Partnership on Form 10-Q for the period ended September 30, 2002, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Partnership at the end of such period and the results of operations of the Partnership for such period.



               PLM  EQUIPMENT  GROWTH  FUND

          By:     PLM  Financial  Services,  Inc.
               General  Partner



Date:  November  11,  2002     By     /s/  James  A.  Coyne
                                      ---------------------
               President




Date:  November  11,  2002     By     /s/  Richard  K  Brock
                                      ----------------------
               Chief  Financial  Officer