Form 10-K
period 2002-12-31
PLM EQUIPMENT GROWTH FUND
filed 2003-03-27
CIK 788813

UNITED  STATES
                      SECURITIES  AND  EXCHANGE  COMMISSION
                           WASHINGTON,  D.C.  20549
                              ___________________
                                  FORM  10-K


     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR  THE  FISCAL  YEAR  ENDED  DECEMBER  31,  2002.

     [  ]    TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
             SECURITIES  EXCHANGE  ACT  OF  1934
             FOR  THE  TRANSITION  PERIOD  FROM              TO

                         COMMISSION FILE NUMBER 0-15436
                            ________________________

                            PLM EQUIPMENT GROWTH FUND
             (Exact name of registrant as specified in its charter)


                     CALIFORNIA                          94-2998816
            (State or other jurisdiction of          (I.R.S. Employer
             incorporation or organization)           Identification No.)

               235 3RD STREET SOUTH, SUITE 200
                    ST. PETERSBURG, FL                        33701
          (Address of principal executive offices)          (Zip code)


        Registrant's telephone number, including area code (727) 803-1800
                             _______________________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate  market  value  of  the  voting  stock:  N/A.

Indicate the number of units outstanding of each of the issuer's classes of depositary units as of the latest practicable date:

     Class     Outstanding  at  December  31,  2003
     -----     ------------------------------------

     Limited  partnership  depositary  units:     5,784,275
     General  Partnership  Units:                     1

An index of exhibits filed with this Form 10-K is located on page 20. Total number of pages in this report: 57

                                     PART I

ITEM  1.          BUSINESS
                  --------

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

The  Partnership's  primary  objectives  are:

     (1) to maintain a diversified portfolio of long-lived, low-obsolescence high residual-value equipment which was purchased with the net proceeds of the initial partnership offering, supplemented by debt financing, and surplus operating cash during the investment phase of the Partnership;

     (2) to generate sufficient net operating cash flow from lease operations to meet liquidity requirements and to generate cash distributions to the limited partners until such time as the General Partner commences the orderly liquidation of the Partnership assets or, unless the Partnership is terminated earlier, upon sale of all Partnership property or by certain other events;

     (3) to selectively sell equipment when the General Partner believes that, due to market conditions, market prices for equipment exceed inherent equipment values or that expected future benefits from continued ownership of a particular asset will have an adverse affect on the Partnership. As the Partnership is in the liquidation phase, proceeds from these sales, together with excess net operating cash flow from operations, less reasonable reserves will be used to pay distributions to the partners;

     (4) to preserve and protect the value of the portfolio through quality management, maintaining the portfolio's diversity and constantly monitoring equipment markets;

     The offering of the units of the Partnership closed on May 19, 1987. The General Partner contributed $100 for its 1% general partner interest in the Partnership. On November 20, 1990, the units of the Partnership began trading on the American Stock Exchange (AMEX). Thereupon each unitholder received a depositary receipt representing ownership of the number of units owned by such unitholder. The General Partner delisted the Partnership's units from the AMEX on April 8, 1996. The last day for trading on the AMEX was March 22, 1996.

As  of  December  31,  2002,  there  were 5,784,275 depositary units outstanding

On January 1, 1998, the Partnership entered its liquidation phase and, in accordance with the limited partnership agreement, the General Partner has commenced an orderly liquidation of the Partnership's assets. The liquidation phase will end on December 31, 2006, unless the Partnership is terminated earlier upon sale of all of the equipment or by certain other events.

     Table 1, below, lists the equipment and the cost of the equipment in the Partnership's portfolio, and the Partnership's proportional share of equipment owned by an unconsolidated special purpose entity as of December 31, 2002 (in thousands of dollars):

                                       TABLE 1
                                       -------


    Units. . . . .  Type                    Manufacturer           Cost
-----------------------------------------------------------------------

Owned equipment held for operating leases:

796. . . . . .Pressurized tank railcars        Various        $   19,934
20 . . . . .  Non pressurized tank railcars    Various               565
27 . . . . .  Refrigerated marine containers   Various               386

            Total owned equipment held for operating leases   $   20,885 (1)

Equipment owned by an unconsolidated special-purpose entity (USPE):

0.50 .   . .  Product tanker                   Kaldnes M/V    $    8,262 (1,2)


Railcars are leased under operating leases with terms of one to six years. The Partnership's marine containers are leased to operators of utilization-type leasing pools that include equipment owned by unaffiliated parties. In such instances, revenues received by the Partnership consist of a specified percentage of revenues generated by leasing the pooled equipment to sublessees, after deducting certain direct operating expenses of the pooled equipment. The marine vessel in the USPE in which the Partnership owns an interest operates in the short term spot charter market.

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


(C)     Competition


(1)     Operating  Leases  versus  Full  Payout  Leases

The equipment owned or invested in by the Partnership is leased out on an operating lease basis wherein the rents received during the initial noncancelable term of the lease are insufficient to recover the Partnership's purchase price of equipment. The short to mid-term nature of operating leases generally commands a higher rental rate than the longer-term, full payout leases and offers lessees relative flexibility in their equipment commitment. In addition, the rental obligation under an operating lease need not be capitalized on the lessee's balance sheet.


The Partnership encounters considerable competition from lessors that utilize full payout leases on new equipment, i.e., leases that have terms equal to the expected economic life of the equipment. While some lessees prefer the flexibility offered by a shorter-term operating lease, other lessees prefer the


---------------------------
1 Includes equipment and investments purchased with capital contributions, undistributed cash flow from operations, and Partnership borrowings. Includes costs capitalized subsequent to the date of acquisition, and equipment acquisition fees paid to PLM Transportation Equipment Corporation, a wholly owned subsidiary of FSI. All equipment was used equipment at the time of purchase.


2 Jointly owned:EGF (50%) and one affiliated program.


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


The Partnership also competes with many equipment lessors, including ACF Industries, Inc. (Shippers Car Line Division), GATX, General Electric Railcar Services Corporation, and other investment programs that lease the same types of equipment.


(D)     Demand

The Partnership currently operates in three operating segments: marine vessel leasing, marine container leasing, and railcar leasing. Each equipment-leasing segment engages in short-term to mid-term operating leases to a variety of customers. The Partnership's equipment is used to transport materials and commodities rather than people.

The following section describes the international and national markets in which the Partnership's capital equipment operates:


(1)     Marine  Vessel


The Partnership has an investment in an entity owning a product type tanker manufactured in 1975 that operates in international markets carrying a variety of commodity-type cargoes. Demand for commodity-based shipping is closely tied to worldwide economic growth patterns, which can affect demand by causing changes in volume on trade routes. The General Partner operates the Partnership's product tanker in the spot chartering markets, carrying mostly fuel oil and similar petroleum distillates, an approach that provides the flexibility to adapt to changes in market conditions.


The marine vessel in which the Partnership owned an interest at December 31, 2002, was nearing the end of its economic life. This asset was sold during the first quarter of 2003. This marine vessel was a single hulled vessel restricted by the ports which allowed it to enter. These conditions severely limited the marine vessel's marketability.


(2)     Marine  Containers


Marine containers are used to transport a variety of types of cargo. They typically travel on marine vessels but may also travel on railroads loaded on certain types of railcars and highways loaded on a trailer.


The Partnership's fleet of dry, refrigerated and other specialized containers is in excess of 13 years of age, and is generally no longer suitable for use in international commerce, either due to its specific physical condition, or the lessees' preferences for newer equipment. As individual containers are returned from their specific lessees, they are being marketed for sale on an "as is, where is" basis. The market for such sales is highly dependent upon the specific location and type of container. The Partnership has continued to experience reduced residual values on the sale of refrigerated containers primarily due to technological obsolescence associated with this equipment's refrigeration machinery.

------

(3)     Railcars


(a)     Pressurized  Tank  Railcars


Pressurized tank railcars are used to transport liquefied petroleum gas (LPG) and anhydrous ammonia (fertilizer). The North American markets for LPG include industrial applications, residential use, electrical generation, commercial applications, and transportation. LPG consumption is expected to grow over the next few years as most new electricity generation capacity is expected to be gas fired. Within any given year, consumption is particularly influenced by the severity of winter temperatures.


Within the fertilizer industry, demand is a function of several factors, including the level of grain prices, status of government farm subsidy programs, amount of farming acreage and mix of crops planted, weather patterns, farming practices, and the value of the United States (US) dollar. Population growth and dietary trends also play an indirect role.


On an industry-wide basis, North American carloadings of the commodity group that includes petroleum and chemicals decreased over 2% in 2002 after a 5% decline in 2001. Even with this further decrease in industry-wide demand, the utilization of pressurized tank railcars across the Partnership was in the 85% range during the year. The desirability of the railcars in the Partnership is affected by the advancing age of this fleet.


(b)     General  Purpose  (Nonpressurized)  Tank  Railcars


General purpose tank railcars are used to transport bulk liquid commodities and chemicals not requiring pressurization, such as certain petroleum products, liquefied asphalt, lubricating oils, molten sulfur, vegetable oils, and corn syrup. The overall health of the market for these types of commodities is closely tied to both the US and global economies, as reflected in movements in the Gross Domestic Product, personal consumption expenditures, retail sales, and currency exchange rates. The manufacturing, automobile, and housing sectors are the largest consumers of chemicals. Within North America, 2002 carloadings of the commodity group that includes chemicals and petroleum products reversed previous declines and rose 4% after a fall of 5% during 2001. Utilization of the Partnership's nonpressurized tank railcars has been increasing reflecting this market condition and presently stands at about 75%.


(E)     Government  Regulations


The use, maintenance, and ownership of equipment are regulated by federal, state, local, or foreign governmental authorities. Such regulations may impose restrictions and financial burdens on the Partnership's ownership and operation of equipment. Changes in government regulations, industry standards, or deregulation may also affect the ownership, operation, and resale of the equipment. Substantial portions of the Partnership's equipment portfolio are either registered or operated internationally. Such equipment may be subject to adverse political, government, or legal actions, including the risk of expropriation or loss arising from hostilities. Certain of the Partnership's equipment is subject to extensive safety and operating regulations, which may require its removal from service or extensive modification of such equipment to meet these regulations, at considerable cost to the Partnership. Such regulations include but are not limited to:


(1) In 2004, new maritime and port security laws that have already been passed by US Congress and International Maritime Organizations are scheduled to be implemented. The United States Coast Guard is currently holding hearings with international shipping industry representatives to discuss the implementation of the new code and regulations, which are to apply to all shipping, ports and terminals both in the US and abroad. The new regulations are aimed at improving security aboard marine vessels. These regulations may require additional security equipment being added to marine vessels as well as additional training being provided to the crew. The final code, which is expected to have a significant impact on the industry, will apply to all ships over 500 dead weight tons that includes the vessel partially owned by the Partnership. The requirements of these new regulations have to be met by July 2004. The deadline for compliance by ports is planned to be 2005. As the methodology of how these regulations will be applied is still being determined, the General Partner is unable to determine the impact on the Partnership at this time;


     (2) The Montreal Protocol on Substances that Deplete the Ozone Layer and the U.S. Clean Air Act Amendments of 1990, which call for the control and eventual replacement of substances that have been found to cause or contribute significantly to harmful effects on the stratospheric ozone layer and which are used extensively as refrigerants in refrigerated marine cargo containers.


(3) The U.S. Department of Transportation's Hazardous Materials Regulations regulates the classification and packaging requirements of hazardous materials which apply particularly to Partnership's tank railcars. The Federal Railroad Administration has mandated that effective July 1, 2000 all tank railcars must be re-qualified every ten years from the last test date stenciled on each railcar to insure tank shell integrity. Tank shell thickness, weld seams, and weld attachments must be inspected and repaired if necessary to re-qualify the tank railcar for service. The average cost of this inspection is $3,600 for jacketed tank railcars and $1,800 for non-jacketed tank railcars. This does not include any necessary repairs. This inspection is to be performed at the next scheduled tank test and every ten years thereafter. The Partnership currently owns 796 jacketed tank railcars and 20 non-jacketed tank railcars. There are 56 jacketed tank railcars and 5 non-jacketed tank railcars that will need re-qualification in 2003 or 2004. As of December 31, 2002, a total of 36 have been inspected and no significant defects have been discovered.


As of December 31, 2002, the Partnership was in compliance with the above government regulations. Typically, costs related to extensive equipment modifications to meet government regulations are passed on to the lessee of that equipment.


ITEM  2.     PROPERTIES
-----------------------

The Partnership neither owns nor leases any properties other than the equipment it has purchased and its interest in an entity that owns equipment for leasing purposes. As of December 31, 2002, the Partnership owned a portfolio of transportation and related equipment and an investment in equipment owned by an unconsolidated special-purpose entity (USPE), as described in Item 1, Table 1. The Partnership acquired equipment with the proceeds of the Partnership offering of $100.0 million, proceeds from debt financing of $23.0 million and by reinvesting a portion of its operating cash flow in additional equipment.

The Partnership maintains its principal office at 235 3rd Street South, Suite 200, St. Petersburg, FL 33701.

ITEM  3.     LEGAL  PROCEEDINGS
             ------------------

The Partnership, together with affiliates, initiated litigation in 2000 and 2001 in various official forums in India against a defaulting Indian airline lessee to repossess Partnership property and to recover damages for failure to pay rent and failure to maintain such property in accordance with the relevant lease contract. The Partnership has repossessed all of its property previously leased to such airline, and the airline has ceased operations. In response to the Partnership's collection efforts, the airline filed counter-claims against the Partnership in excess of the Partnership's claims against the airline. The General Partner believes that the airline's counterclaims are completely without merit, and the General Partner will vigorously defend against such counterclaims.

During 2001, the General Partner decided to minimize its collection efforts from the Indian lessee in order to save the Partnership from incurring additional expenses associated with trying to collect from a lessee that has no apparent ability to pay.

The Partnership is involved as plaintiff or defendant in various other legal actions incident to its business. Management does not believe that any of these actions will be material to the financial condition or results of operations of the Partnership.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
             -----------------------------------------------------------

No matters were submitted to a vote of the Partnership's limited partners during the fourth quarter of its fiscal year ended December 31, 2002.

                                     PART II

ITEM  5.     MARKET  FOR  THE  PARTNERSHIP'S  EQUITY AND RELATED DEPOSITARY UNIT
             -------------------------------------------------------------------
MATTERS
    ---

Pursuant to the terms of the partnership agreement, the General Partner is entitled to a 1% interest in the profits, losses and distributions of the Partnership. The General Partner is the sole holder of such interest. Special allocations of income are made to the General Partner equal to the deficit balance, if any, in the capital account of the General Partner. The General Partner's annual allocation of net income will generally be equal to the General Partner's cash distributions paid during the current year. The remaining interests in the profits, losses and distributions of the Partnership are owned, as of December 31, 2002, by the 4,941 unit holders in the Partnership.

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

ITEM  6.     SELECTED  FINANCIAL  DATA
             -------------------------

Table  2,  below,  lists  selected  financial  data  for  the  Partnership:

                                     TABLE 2
                                     -------

                        For the years ended December 31,
 (In thousands of dollars, except per weighted-average depositary unit amounts)


                                     2002     2001     2000    1999     1998
                                    ------  -------  -------  -------  ------
Operating results:
  Total revenues . . . . . . . . .  $5,011   $5,545   $6,669  $6,816  $ 8,366
  Gain on disposition of
     Equipment . . . . . . . . . .     155       98      486     156      733
  Equity in net income (loss) of
    unconsolidated special-
    purpose entities . . . . . . .    (672)    (186)   1,606   2,047     (895)
  Net income . . . . . . . . . . .   1,661    1,389    3,804   4,321    1,807

At year-end:
  Total assets . . . . . . . . . .  $6,118   $4,716   $5,497  $7,217  $13,020
  Total liabilities. . . . . . . .     421      213      257     463      693

Cash distribution. . . . . . . . .  $  467   $2,126   $3,858  $3,850  $ 4,695

Special distribution . . . . . . .  $   --   $   --   $1,460  $6,044  $ 3,483

Total cash distribution. . . . . .  $  467   $2,126   $5,318  $9,894  $ 8,178

Cash and special distribution
  representing a return of capital
  to the limited partners. . . . .  $   --   $  737   $1,514  $5,573  $ 6,560

Per weighted-average
  depositary unit:

Net income . . . . . . . . . . . .  $ 0.29 1 $ 0.24 1 $ 0.65 1 $0.73 1 $ 0.31 1

Cash distribution. . . . . . . . .  $ 0.08   $ 0.36   $ 0.66   $ 0.66  $  0.81

Special distribution . . . . . . .  $   --   $   --   $ 0.25   $ 1.04  $  0.60

Total cash distribution. . . . . .  $ 0.08   $ 0.36   $ 0.91   $ 1.70  $  1.41

Cash and special distribution
 representing a return of capital
  to the limited partners. . . . .  $   --   $ 0.13   $ 0.26  $ 0.96  $  1.13








__________________________________
1After increase of income of $12,000 ($0.00 per weighted-average depositary unit) in 2002 representing special allocations from the General Partner. After a decrease of income of $7,000 ($0.00 per weighted-average depositary unit) in 2001, $14,000 ($0.00 per weighted-average depositary unit) in 2000, $0.1 million ($0.01 per weighted-average depositary unit) in 1999, and $0.3 million ($0.04 per weighted-average depositary unit) in 1998 representing allocations to the General Partner (see Note 1 to the financial statements).

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

(B)     Results  of  Operations  --  Factors  Affecting  Performance

(1)     Re-leasing  Activity  and  Repricing  Exposure  to  Current  Economic
Conditions

The exposure of the Partnership's equipment portfolio to repricing risk occurs whenever the leases for the equipment expire or are otherwise terminated and the equipment must be remarketed. Major factors influencing the current market rate for the Partnership's equipment include supply and demand for similar or comparable types of transport capacity, desirability of the equipment in the leasing market, market conditions for the particular industry segment in which the equipment is to be leased, overall economic conditions, and various regulations concerning the use of the equipment. Equipment that is idle or out of service between the expiration of one lease and the assumption of a subsequent lease can result in a reduction of contribution to the Partnership. The Partnership experienced re-leasing or repricing activity in 2002 across its railcar, marine container, and marine vessel portfolios.

(a) Railcars: The relatively short duration of most leases exposes the railcars to considerable re-leasing activity. As of December 31, 2002, the Partnership had 77 railcars off-lease. Additional railcar leases will expire in 2003. The Partnership's railcar lease revenue declined approximately $0.6 million from 2001 to 2002. This is due to a decrease in lease revenue of $0.4 million from additional railcars off-lease in 2002, and a $0.2 million decrease from a decline in railcar lease rates in 2002.

     (b) Marine containers: The Partnership's remaining marine container portfolio is operated in utilization-based leasing pools and, as such, is exposed to repricing activity. The Partnership's marine container lease revenue declined approximately $32,000 from 2001 to 2002 primarily due to the disposition of marine containers in 2001 and 2002.

(c) Marine vessel: The marine vessel in which the Partnership owns an interest operated in the short-term leasing market in 2002 exposing it to repricing activity. Marine vessel lease revenues decreased $0.3 million from 2001 to 2002. A decrease of $1.1 million in lease revenue was due to increased off-lease days in 2002, offset by an increase of $0.8 million in lease revenue due to increased voyage charter rates compared to the same period of 2001.

(2)     Equipment  Liquidations

Liquidation of Partnership equipment and the Partnership's investment in an USPE represents a reduction in the size of the equipment portfolio and may result in reduction of contributions to the Partnership. During the year ended December 31, 2002, the Partnership sold or disposed of railcars and marine containers with an aggregate net book value of $19,000 for net proceeds of $0.2 million.

(3)     Equipment  Valuation

In accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" (SFAS No. 121), the General Partner reviewed the carrying value of the Partnership's equipment portfolio at least quarterly and whenever circumstances indicated that the carrying value of an asset may not be recoverable due to expected future market conditions. If the projected undiscounted cash flows and the fair value of the equipment were less than the carrying value of the equipment, an impairment loss was recorded.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), which replaced SFAS No. 121. In accordance with SFAS No. 144, the Company evaluates long-lived assets for impairment whenever events or circumstances indicate that the carrying values of such assets may not be recoverable. Losses for impairment are recognized when the undiscounted cash flows estimated to be realized from a long-lived asset are determined to be less than the carrying value of the asset and the carrying amount of long-lived assets exceed its fair value. The determination of fair value for a given investment requires several considerations, including but not limited to, income expected to be earned from the asset, estimated sales proceeds, and holding costs excluding interest. The Partnership applied the new rules on accounting for the impairment or disposal of long-lived assets beginning January 1, 2002.

No reductions to the equipment carrying values were required for the years ended December 31, 2002, 2001, or 2000.

(C)     Financial  Condition  --  Capital  Resources  and  Liquidity

The General Partner purchased the Partnership's initial equipment portfolio with capital raised from its initial equity offering and permanent debt financing. No further capital contributions from the original partners are permitted under the terms of the limited partnership agreement. As of December 31, 2002, the Partnership had no outstanding indebtedness. The Partnership relies on operating cash flows to meet its operating obligations and make cash distributions to the limited partners.

For the year ended December 31, 2002, the Partnership generated $2.5 million in operating cash to meet its operating obligations and make distributions of $0.5 million to the partners.

During the year ended December 31, 2002, the Partnership disposed of railcars and marine containers with an aggregate net book value of $19,000 for proceeds net of commissions of $0.2 million.

The Partnership's investment in an USPE decreased $0.1 million in 2002 due to a loss of $0.7 million being recorded on the equity interest in an USPE being partially offset by a contribution to the USPE by the Partnership of $0.6 million.

Accounts receivable decreased $0.1 million during the year ended December 31, 2002 due to the decrease in lease revenue caused by the reduction in the size of the equipment portfolio.

Prepaid expenses and other assets increased $0.1 million during 2002 due to the payment of insurance and certain administrative expenses during 2002 that relate to 2003.

Accounts payable and accrued expenses increased $0.2 million due to the due to the timing of payments to vendors.

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

(D)     Critical  Accounting  Policies  and  Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On a regular basis, the General Partner reviews these estimates including those related to asset lives and depreciation methods, impairment of long-lived assets, allowance for doubtful accounts, and contingencies and litigation. These estimates are based on the General Partner's historical experience and on various other assumptions believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The General Partner believes, however, that the estimates, including those for the above-listed items, are reasonable and that actual results will not vary significantly from the estimated amounts.

The General Partner believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Partnership's financial statements:

Asset lives and depreciation methods: The Partnership's primary business involves the purchase and subsequent lease of long-lived transportation and related equipment. The General Partner has chosen asset lives that it believes correspond to the economic life of the related asset. The General Partner has chosen a deprecation method that it believes matches the benefit to the Partnership from the asset with the associated costs. These judgments have been made based on the General Partner's expertise in each equipment segment that the Partnership operates. If the asset life and depreciation method chosen does not reduce the book value of the asset to at least the potential undiscounted future cash flows from the asset to the Partnership, the Partnership would be required to record an impairment loss. Likewise, if the net book value of the asset was reduced by an amount greater than the economic value has deteriorated, the Partnership may record a gain on sale upon final disposition of the asset.

Impairment of long-lived assets: Whenever there is an indicator that an impairment may exist, the General Partner reviews the carrying value of equipment, and investment in an USPE to determine if the carrying value of the assets may not be recoverable in consideration of current economic conditions. This requires the General Partner to make estimates related to undiscounted future cash flows from each asset as well as the determination if the deterioration is temporary or permanent. If these estimates or the related assumptions change in the future, the Partnership may be required to record an impairment loss.

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

Contingencies and litigation: The Partnership is subject to legal proceedings involving ordinary and routine claims related to its business. The ultimate legal and financial liability with respect to such matters cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements. Estimates for losses from litigation are disclosed if considered possible and accrued if considered probable after consultation with counsel. If estimates of potential losses increase or the related facts and circumstances change in the future, the Partnership may be required to record additional litigation expense.

(E)     Recent  Accounting  Pronouncements

On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No.
142), was approved by the FASB. SFAS No. 142 changes the accounting for goodwill and other intangible assets determined to have an indefinite useful life from an amortization method to an impairment-only approach. Amortization of applicable intangible assets will cease upon adoption of this statement. The Partnership implemented SFAS No. 142 on January 1, 2002. SFAS No.142 had no impact on the Partnership's financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB No. 13, and Technical Corrections" (SFAS No.
145). The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002. As permitted by the pronouncement, the Partnership has elected early adoption of SFAS No. 145 as of January 1, 2002. SFAS No. 145 had no impact on the Partnership's financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146), which is based on the general principle that a liability for a cost associated with an exit or disposal activity should be recorded when it is incurred and initially measured at fair value. SFAS No. 146 applies to costs associated with (1) an exit activity that does not involve an entity newly acquired in a business combination, or (2) a disposal activity within the scope of SFAS No. 146. These costs include certain termination benefits, costs to terminate a contract that is not a capital lease, and other associated costs to consolidate facilities or relocate employees. Because the provisions of this statement are to be applied prospectively to exit or disposal activities initiated after December 31, 2002, the effect of adopting this statement cannot be determined.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). This interpretation requires the guarantor to recognize a liability for the fair value of the obligation at the inception of the guarantee. The provisions of FIN 45 will be applied on a prospective basis to guarantees issued after December 31, 2002.

In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). This interpretation clarifies existing accounting principles related to the preparation of consolidated financial statements when the owners of an USPE do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from others. FIN 46 requires the Partnership to evaluate all existing arrangements to identify situations where the Partnership has a "variable interest," commonly evidenced by a guarantee arrangement or other commitment to provide financial support, in a "variable interest entity," commonly a thinly capitalized entity, and further determine when such variable interest requires the Partnership to consolidate the variable interest entities' financial statements with its own. The Partnership is required to perform this assessment by September 30, 2003 and consolidate any variable interest entities for which the Partnership will absorb a majority of the entities' expected losses or receive a majority of the expected residual gains. The Partnership has determined that it is not reasonably possible that it will be required to consolidate or disclose information about a variable interest entity upon the effective date of FIN 46.

(F)     Results  of  Operations  --  Year-to-Year  Detailed  Comparison

(1) Comparison of the Partnership's Operating Results for the Years Ended December 31, 2002 and 2001.

(a)     Owned  Equipment  Operations

     Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the year ended December 31, 2002 compared to 2001. Gains or losses from the sale of equipment, interest and other income, and certain expenses such as depreciation and general and administrative expenses relating to the operating segments (see Note 5 to the financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by equipment type (in thousands of dollars):

                         For the Years
                       Ended December 31,
                       2002         2001
                      ------------------
Railcars. . . . .     $  3,193  $  3,686
Marine containers           21        54


Railcars: Railcar lease revenues and direct expenses were $4.7 million and $1.5 million, respectively, for the year ended December 31,2002, compared to $5.3 million and $1.6 million, respectively, for the same period of 2001. The Partnership's railcar lease revenue declined $0.4 million due to an increase in railcars being off-lease in 2002, and declined $0.2 million due to a decrease in railcar lease rates in 2002. The Partnership's railcar direct costs declined $0.1 million due to decreased repair and maintenance costs attributable to additional railcars off-lease in 2002.

Marine containers: Marine container lease revenues were $22,000 and $0.1 million in the year ended December 31, 2002 and 2001, respectively. The decrease of $32,000 in lease revenues was due to the disposition of marine containers in 2001 and 2002.

(b)     Indirect  Expenses  Related  to  Owned  Equipment  Operations

Total indirect expenses of $1.1 million for the year ended December 31, 2002 decreased from $2.3 million for the same period in 2001. Significant variances are explained as follows:

(i) A $1.1 million decrease in depreciation expense from 2001 levels reflects the effect of asset dispositions in 2001 and 2002.

(ii) A $32,000 decrease in general and administrative expenses during the year ended December 31, 2002 compared to 2001 resulted from the reduction in the size  of  the  Partnership's  equipment  portfolio  in  2002  and  2001.

(iii) A $0.1 million decrease in the provision for bad debts was due to the collection of past due receivables during the year ended December 31, 2002 that had been previously reserved for as bad debts. A similar collection did not occur during the year ended December 31, 2001.

(c)     Gain  on  Disposition  of  Owned  Equipment

Gain on disposition of equipment in the year ended December 31, 2002 totaled $0.2 million, and resulted from the disposition of railcars and marine containers with an aggregate net book value of $19,000, for proceeds of $0.2 million. Gain on disposition of equipment for the year ended December 31, 2001 totaled $0.1 million and resulted from the sale of railcars and marine containers with an aggregate net book value of $31,000, for proceeds of $0.1 million.

(d)     Equity  in  Net  Loss of an Unconsolidated Special-Purpose Entity (USPE)

Equity in net loss of an unconsolidated special-purpose entity represents the Partnership's share of the net loss generated from the operation of jointly-owned assets accounted for under the equity method of accounting (see
Note 4 to the financial statements). This entity is a single purpose entity that has no debt or other financial encumbrances. The equity in the net loss the entity of the entity owning a marine vessel was $0.7 million and $0.2 million, respectively for the year ended December 31, 2002 and 2001.

The following USPE discussion is based on the Partnership's proportional share of revenues, depreciation expense, direct expenses, and administrative expenses in the USPE:

Marine vessel: As of December 31, 2002 and 2001 the Partnership had an interest in an entity that owns a marine vessel. During the year ended December 31, 2002, the Partnership's share of lease revenues of $1.7 million were offset by depreciation expense, direct expenses and administrative expenses of $2.4 million. During the same period of 2001, lease revenues of $2.0 million were offset by depreciation, direct expenses, and administrative expenses of $2.2 million.

Marine vessel lease revenues decreased $0.3 million from 2001 to 2002. A decrease of $1.1 million in lease revenue was due to increased off-lease days in 2002, offset by an increase of $0.8 million in lease revenue due to increased voyage charter rates compared to the same period of 2001.

Depreciation expense, direct expenses, and administrative expenses increased $0.1 million during the year ended December 31, 2002 compared to the same period of 2001.

(i) An increase in direct expenses of $0.3 in the year ended December 31, 2002 was due to a $0.4 million increase in operating expenses, partially offset by a decrease of $0.2 million due to lower repairs and maintenance expenses compared to the same period of 2001.

(ii) A decrease in administrative expense of $0.2 million in the year ended December 31, 2002 was due to lower management fees and administrative costs of $0.1 million.





(e)     Net  Income

As a result of the foregoing, the Partnership's net income was $1.7 million for the year ended December 31, 2002, compared to net income of $1.4 million during the year ended December 31, 2001. The Partnership's ability to operate and liquidate assets, secure leases and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the year ended December 31, 2002 is not necessarily indicative of future periods. In the year ended December 31, 2002 the Partnership distributed $0.5 million to the limited partners, or $0.08 per weighted-average limited partnership unit.

(2) Comparison of the Partnership's Operating Results for the Years Ended December 31, 2001 and 2000.

(a)     Owned  Equipment  Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating and asset-specific insurance expenses) on owned equipment decreased during the year ended December 31, 2001, compared to the same period of 2000. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                      For the Years
                    Ended December 31,
                    2001         2000
                   ------------------
Railcars. . . . .  $  3,686  $  3,949
Marine containers        54        98
Trailers. . . . .        --       192


Railcars: Railcar lease revenues and direct expenses were $5.3 million and $1.6 million, respectively, for 2001, compared to $5.6 million and $1.7 million, respectively, during 2000. Lease revenues declined $0.2 million due to an increase in the number of railcars off-lease compared to 2000 and declined an additional $0.1 million due to lower re-lease rates on certain of the fleet's tank railcars in 2001 compared to 2000. Direct expenses decreased $0.1 million due to fewer repairs to the railcar fleet compared to 2000.

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

(b)     Indirect  Expenses  Related  to  Owned  Equipment  Operations

Total indirect expenses of $2.3 million for the year ended December 31, 2001 decreased from $2.6 million for the same period of 2000. Significant variances are explained as follows:

     (i) A $0.2 million decrease in depreciation expense from 2000 levels reflects the disposition of assets during 2001 and during 2000.

     (ii) A $0.1 million decrease in management fee expense to affiliates was due to reduced cash flows from operations in 2001 compared to the same period in 2000.

(c)     Gain  on  Disposition  of  Owned  Equipment,  net

Gain on disposition of equipment for the year ended December 31, 2001 totaled $0.1 million and resulted from the sale of railcars and marine containers with an aggregate net book value of $31,000, for proceeds of $0.1 million. Gain on disposition of equipment for the year ended December 31, 2000, totaled $0.5 million, and resulted from the sale of marine containers, railcars, and trailers, with an aggregate net book value of $0.6 million, for proceeds of $1.1 million.



(d)     Equity  in Net Income (Loss) of  Unconsolidated Special-Purpose Entities

Equity in net income (loss) of unconsolidated special-purpose entities represents the Partnership's share of the net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method of accounting (see Note 4 to the financial statements). These entities were a single purpose entities that had no debt. The following table presents equity in net income (loss) by equipment type (in thousands of dollars):


                                       For the Years Ended
                                        Ended December 31,
                                        2001          2000
                                       -------------------
Marine vessel. . . . . . . . . . . .   $   (186)  $   298
Aircraft . . . . . . . . . . . . . .         --     1,308
                                       ---------  -------
Equity in net income (loss) of USPEs   $   (186)  $ 1,606
                                       =========  =======


The following USPE discussion by equipment type is based on the Partnership's proportional share of revenues, depreciation expense, direct expenses, and administrative expenses in the USPEs:

Marine vessel: During 2001, lease revenues of $2.0 million were offset by depreciation expense, direct expenses, and administrative expenses of $2.2 million. During 2000, lease revenues of $4.0 million were offset by depreciation expense, direct expenses, and administrative expenses of $3.7 million.

Lease revenues decreased $2.0 million in 2001 compared to 2000. Lease revenues decreased $1.2 million due to lower lease rates in 2001 compared to 2000. A decrease of $0.5 million was due to this marine vessel being off-lease for approximately two months while completing its dry docking during 2001, and a $0.3 million decrease was due to it being off-lease for an additional 1-1/2 months during 2001.

Depreciation expense, direct expenses, and administrative expenses decreased $1.5 million during the year ended December 31, 2001 compared to the same period of 2000. A decrease in direct expenses of $0.4 million was due to the marine vessel incurring lower operating costs while in dry dock, $0.9 million was due to the marine vessel incurring lower operating costs while off-lease in 2001, and a decrease of $0.2 million was caused by lower repairs and maintenance compared to the same period of 2000.

Aircraft: The Partnership sold its remaining interest in a trust that owned an aircraft in the first quarter of 2000. The gain from this sale was $1.4 million, which was partially offset by depreciation expense, direct expenses, and administrative expenses of $0.2 million.

(e)     Net  Income

As a result of the foregoing, the Partnership's net income was $1.4 million for the year ended December 31, 2001, compared to net income of $3.8 million during the year ended December 31, 2000. The Partnership's ability to operate, or liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the year ended December 31, 2001 is not necessarily indicative of future periods. In the year ended December 31, 2001, the Partnership distributed $2.1 million to the limited partners, or $0.36 per weighted-average depositary unit.


(G)     Geographic  Information

Certain of the Partnership's equipment operates in international markets. Although these operations expose the Partnership to certain currency, political, credit, and economic risks, the General Partner believes these risks are minimal or has implemented strategies to control the risks. Currency risks are at a minimum because all invoicing, with the exception of a small number of railcars operating in Canada, is conducted in U.S. dollars. Political risks are minimized generally through the avoidance of operations in countries that do not have a stable judicial system and established commercial business laws. Credit support strategies for lessees range from letters of credit supported by U.S. banks to cash deposits. Although these credit support mechanisms generally allow the Partnership to maintain its lease yield, there are risks associated with slow-to-respond judicial systems when legal remedies are required to secure payment or repossess equipment. Economic risks are inherent in all international markets and the General Partner strives to minimize this risk with market analysis prior to committing equipment to a particular geographic area. Refer to Note 6 to the financial statements for information on the revenues, net income (loss), and net book value of equipment in various geographic regions.

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

The Partnership's equipment on lease to the U.S. domiciled lessees consisted of railcars. During 2002, lease revenues generated by owned equipment in the United States accounted for 21% of the lease revenues generated by wholly and jointly-owned equipment while this region reported net income of $0.7 million.

The Partnership's equipment leased to Canadian-domiciled lessees consists of railcars. During 2002, lease revenue generated by owned equipment in Canada accounted for 53% of the total lease revenues of wholly and jointly-owned equipment and this region reported net income of $2.5 million.

The Partnership owned equipment and its ownership share in USPE's equipment on lease to lessees operating in the rest of the world consisted of marine containers and a 50% investment in a partnership that owns a marine vessel. During 2002, lease revenues from the rest of the world accounted for 26% of the total lease revenues of wholly and jointly-owned equipment and net loss of $0.7 million.

(H)     Inflation

Inflation had no significant impact on the Partnership's operations during 2002, 2001, or 2000.

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

(J)     Outlook  for  the  Future

The Partnership is in its liquidation phase. Given the current economic environment and offers received for similar types of equipment owned by the Partnership, the General Partner has determined it would not be advantageous to sell certain Partnership equipment at the current time. The General Partner will continue to monitor the equipment markets to determine an optimal time to sell. In the meantime, equipment will continue to be leased, and re-leased at market rates as existing leases expire. Although the General Partner estimates that there will be distributions to the partners after final disposal of assets and settlement of liabilities, the amounts cannot be accurately determined prior to actual disposal of the equipment.

Sale decisions may cause the operating performance of the Partnership to decline over the remainder of its life. The liquidation phase will end on December 31, 2006, unless the Partnership is terminated earlier upon sale of all of the equipment or by certain other events.

Several factors may affect the Partnership's operating performance in 2003 and beyond, including changes in the markets for the Partnership's equipment and changes in the regulatory environment in which that equipment operates.

Liquidation of the Partnership's equipment represents a reduction in the size of the equipment portfolio and may result in a reduction of contribution to the Partnership. Other factors affecting the Partnership's contribution in the year 2003 include:

1. The Partnership's fleet of marine containers is in excess of thirteen years of age and is no longer suitable for use in international commerce either due to its specific physical condition, or lessee's preferences for newer equipment. Demand for the Partnership's marine containers will continue to be weak due to their age.

2. Through 2002, U.S. and Canadian freight carloads decreased 1% and 3% respectively, compared to 2001. There has been, however, a recent increase in some of the commodities that drive demand for those types of railcars most prevalent in the Partnership's fleet. It will be some time, however, before this translates into new leasing demand by shippers since most shippers have idle cars in their fleets.

3. Marine vessel freight rates are dependent upon the overall condition of the international economy. Freight rates earned by the Partnership's partially owned marine vessel began to decrease during the latter half of 2001 and through 2002. In addition, the marine vessel in which the Partnership owns an interest was manufactured in 1975 and is nearing the end of its economic life. This marine vessel is also single hulled which restricts the ports which it may enter. These conditions severely limit the marine vessel's marketability. In the first quarter of 2003, the General Partner sold the marine vessel owned by an entity in which the Partnership has an interest. The marine vessel was sold for net proceeds of approximately $2.3 million, of which the Partnership's share is approximately $1.1 million. The equity in income of the USPE that will be recognized by the Partnership related to this transaction in the first quarter of 2003 is approximately $0.9 million.

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

Several other factors may affect the Partnership's operating performance in 2003 and beyond, including changes in the markets for the Partnership's equipment and changes in the regulatory environment in which that equipment operates.

The other factors affecting the Partnership's contribution in 2003 and beyond include:

(1)     Repricing  Risk

Certain of the Partnership's marine containers, railcars and its marine vessel will be remarketed in 2003 as existing leases expire, exposing the Partnership to repricing risk/opportunity. Additionally, the Partnership entered its liquidation phase on January 1, 1998, and has commenced an orderly liquidation of the Partnership's assets. The General Partner intends to re-lease or sell equipment at prevailing market rates; however, the General Partner cannot predict these future rates with any certainty at this time, and cannot accurately assess the effect of such activity on future Partnership performance.

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

The U.S. Department of Transportation's Hazardous Materials Regulations regulates the classification and packaging requirements of hazardous materials that apply particularly to Partnership's tank railcars. The Federal Railroad Administration has mandated that effective July 1, 2000 all tank railcars must be re-qualified every ten years from the last test date stenciled on each railcar to insure tank shell integrity. Tank shell thickness, weld seams, and weld attachments must be inspected and repaired if necessary to re-qualify the tank railcar for service. The average cost of this inspection is $3,600 for jacketed tank railcars and $1,800 for non-jacketed tank railcars. This does not include any necessary repairs. This inspection is to be performed at the next scheduled tank test and every ten years thereafter. The Partnership currently owns 796 jacketed tank railcars and 20 non-jacketed tank railcars that will need re-qualification. As of December 31, 2002, a total of 36 have been inspected and no significant defects have been discovered.

(3)     Distributions

During the active liquidation phase, the Partnership will use operating cash flow and proceeds from the sale of equipment to meet its operating obligations and, to the extent available, make distributions to the partners. In the long term, changing market conditions and used equipment values preclude the General Partner from accurately determining the impact of future re-leasing activity and equipment sales on Partnership performance and liquidity.

(4)     Liquidation

Liquidation of the Partnership's equipment and the Partnership's investment in an USPE represents a reduction in the size of the equipment portfolio and may result in a reduction of contribution to the Partnership.

Since the Partnership is in its active liquidation phase, the size of the Partnership's remaining equipment portfolio and, in turn, the amount of net cash flows from operations will continue to become progressively smaller as assets are sold. Significant asset sales may result in special distributions to unitholders.

ITEM  7A.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK
              ----------------------------------------------------------------

The Partnership's primary market risk exposure is that of currency devaluation risk. During 2002, 79% of the Partnership's total lease revenues came from non-United States domiciled lessees. Most of the leases require payment in U.S. currency. If these lessees' currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated lease payments.

ITEM  8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
             -----------------------------------------------

The financial statements for the Partnership are listed in the Index to Financial Statements included in Item 15(a) of this Annual Report on Form 10-K.

ITEM  9.     CHANGES  IN  AND  DISAGREEMENTS  WITH ACCOUNTANTS ON ACCOUNTING AND
             -------------------------------------------------------------------
FINANCIAL  DISCLOSURE
    -----------------

(A)     Disagreements  with  Accountants on Accounting and Financial Disclosures

None

(B)     Changes  in  Accountants

In September 2001, the General Partner announced that the Partnership had engaged Deloitte & Touche LLP as the Partnership's auditors and had dismissed KPMG LLP. KPMG LLP issued an unqualified opinion on the 2000 financial statements. During 2000 and the subsequent interim period preceding such dismissal, there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                    PART III

ITEM  10.     DIRECTORS  AND  EXECUTIVE OFFICERS OF PLM FINANCIAL SERVICES, INC.
              ------------------------------------------------------------------

As of the date of this annual report, the directors and executive officers of PLM Financial Services, Inc. (and key executive officers of its subsidiaries) are as follows:


Name              Age    Position
================================================================================


Gary D. Engle     53    Director, PLM Financial Services, Inc., PLM Investment
                        Management, Inc., and PLM Transportation Equipment Corp.

James A. Coyne    42    Director, Secretary and President, PLM Financial
                        Services, Inc. and PLM Investment Management, Inc.,
                        Director Secretary, PLM Transportation Equipment Corp.

Richard K Brock   40    Director and Chief Financial Officer, PLM Financial
                        Services, Inc., PLM Investment Management, Inc. and
                        PLM Transportation Equipment Corp.


Gary D. Engle was appointed a Director of PLM Financial Services, Inc. in January 2002. He was appointed a director of PLM International, Inc. in February 2001. He is a director and President of MILPI Holdings, LLC ("MILPI"). Since November 1997, Mr. Engle has been Chairman and Chief Executive Officer of Semele Group Inc. ("Semele"), a publicly traded company. Mr. Engle is President and Chief Executive Officer of Equis Financial Group ("EFG"), which he joined in 1990 as Executive Vice President. Mr. Engle purchased a controlling interest in EFG in December 1994. He is also President of AFG Realty, Inc.

James A. Coyne was appointed President of PLM Financial Services Inc. in August 2002. He was appointed a Director and Secretary of PLM Financial Services, Inc. in April 2001. He was appointed a director of PLM International, Inc. in
February 2001. He is a director, Vice President and Secretary of MILPI. Mr. Coyne has been a director, President and Chief Operating Officer of Semele since 1997. Mr. Coyne is Executive Vice President of Equis Corporation, the general partner of EFG. Mr. Coyne joined EFG in 1989, remained until 1993, and rejoined in November 1994.

Richard K Brock was appointed a Director and Chief Financial Officer of PLM Financial Services, Inc. in August 2002. From June 2001 through August 2002, Mr. Brock was a consultant to various leasing companies including PLM Financial Services, Inc. From October 2000 through June 2001, Mr. Brock was a Director of PLM Financial Services, Inc. Mr. Brock was appointed Vice President and Chief Financial Officer of PLM International, Inc. and PLM Financial Services, Inc. in January 2000, having served as Acting Chief Financial Officer since June 1999 and as Vice President and Corporate Controller of PLM International, Inc. and PLM Financial Services, Inc. since June 1997. Prior to June 1997, Mr. Brock served as an accounting manager at PLM Financial Services, Inc. beginning in September 1991 and as Director of Planning and General Accounting beginning in February 1994.

The directors of PLM Financial Services, Inc. are elected for a one-year term or until their successors are elected and qualified. No family relationships exist between any director or executive officer of PLM Financial Services, Inc., PLM Transportation Equipment Corp., or PLM Investment Management, Inc.

ITEM  11.     EXECUTIVE  COMPENSATION
              -----------------------

The Partnership has no directors, officers, or employees. The Partnership had no pension, profit sharing, retirement, or similar benefit plan in effect as of December 31, 2002.

ITEM  12.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT
              ------------------------------------------------------------------

(A)     Security  Ownership  of  Certain  Beneficial  Owners

The General Partner is entitled to a 1% interest in the profits and losses (subject to certain allocations of income) and distributions of the Partnership. As of December 31, 2002, no investor was known by the General Partner to beneficially own more than 5% of the depositary units of the Partnership.

(B)     Security  Ownership  of  Management

Neither the General Partner and its affiliates nor any executive officer or director of the General Partner and its affiliates own any depositary units of the Partnership as of December 31, 2002.

ITEM  13.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
              --------------------------------------------------

(A)     Transactions  with  Management  and  Others

During 2002, management fees to IMI were $0.3 million. During 2002, the Partnership reimbursed FSI or its affiliates $0.2 million for administrative services and data processing expenses performed on behalf of the Partnership.

During 2002, the USPE, partially owned by the Partnership, paid FSI or its affiliates $0.1 million for administrative and data processing services.
Management  fees  of  $0.1  million  were  received  by  the  USPE  in  2002.

The balance due to affiliates as of December 31, 2002 and 2001 includes $36,000 and $19,000, respectively, due to FSI and its affiliates for management fees.

ITEM  14.     CONTROLS  AND  PROCEDURES
              -------------------------

Based on their evaluation as of a date within 90 days of the filing of this Form 10-K, the Partnership's principal Executive Officer and Chief Financial Officer have concluded that the Partnership's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Partnership files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

                                     PART IV

ITEM  15.     EXHIBITS,  FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K
              ------------------------------------------------------------------

     (A)     1.     Financial  Statements

The  financial  statements  listed  in  the  accompanying  Index  to  Financial
Statements  are  filed  as  part  of  this  Annual  Report  on  Form  10-K.

2.     Financial  Statements  required  under  Regulation  S-X  Rule  3-09.

The following financial statements are filed as an exhibit of the Annual Report on Form 10-K:

a.     Clement  Partnership

(B)    Financial  Statement  Schedules

               Schedule  II  Valuation  and  Qualifying  Accounts

               All other financial statement schedules have been omitted, as the required information is not pertinent to the registrant or is not material, or because the information is included in the financial statements and notes thereto.

(C)          Reports  on  Form  8-K

               None.

(D)          Exhibits

4. Limited Partnership Agreement of Registrant, incorporated by reference to the Partnership's Registration Statement on Form S-1 (Reg. No. 33-2834), which became effective with the Securities and Exchange Commission on May 20, 1986.

4.1 Amendment, dated November 18, 1991, to Limited Partnership Agreement of Partnership, incorporated by reference to the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30,1993.

10.1 Management Agreement between Registrant and PLM Investment Management, Inc., incorporated by reference to the Partnership's Registration Statement on Form S-1 (Reg. No. 33-2834), which became effective with the Securities and Exchange Commission on May 20, 1986.

Financial  Statements  required  under  Regulation  S-X  Rule  3-09:

     99.1  Clement  Partnership

------
CONTROL  CERTIFICATION
----------------------



I,  James  A.  Coyne,  certify  that:

1.     I  have  reviewed this annual report on Form 10-K of PLM Equipment Growth
Fund.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this annual report is prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and board of Managers:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  March  26,  2003     By:     /s/  James  A.  Coyne
                                    ---------------------
                                    James  A.  Coyne
                                    President
                                    (Principal  Executive  Officer)

CONTROL  CERTIFICATION
----------------------



I,  Richard  K  Brock,  certify  that:

1.     I  have  reviewed this annual report on Form 10-K of PLM Equipment Growth
Fund.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this annual report is prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and board of Managers:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  March  26,  2003     By:     /s/  Richard  K  Brock
                                    ----------------------
                                    Richard  K  Brock
                                    Chief  Financial  Officer
                                    (Principal  Financial  Officer)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Partnership has no directors or officers. The General Partner has signed on behalf of the Partnership by duly authorized officers.


Dated:  March  26,  2003     PLM  EQUIPMENT  GROWTH  FUND
     PARTNERSHIP

     By:     PLM  Financial  Services,  Inc.
             General  Partner


     By:     /s/  James  A.  Coyne
             ---------------------
             James  A.  Coyne
             President


     By:     /s/  Richard  K  Brock
             ----------------------
             Richard  K  Brock
             Chief  Financial  Officer

CERTIFICATION

The undersigned hereby certifies, in their capacity as an officer of the General Partner of PLM Equipment Growth Fund (the Partnership), that the Annual Report of the Partnership on Form 10-K for the year ended December 31, 2002, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Partnership at the end of such period and the results of operations of the Partnership for such period.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors of the Partnership's General Partner on the dates indicated.


Name                         Capacity     Date
----                         --------     ----




/s/  Gary  D.  Engle_________
-----------------------------
Gary  D.  Engle          Director,  FSI     March  26,  2003




/s/  James  A.  Coyne_______
----------------------------
James  A.  Coyne          Director,  FSI     March  26,  2003




/s/  Richard  K  Brock______
----------------------
Richard  K  Brock          Director,  FSI     March  26,  2003

                            PLM EQUIPMENT GROWTH FUND
                             (A LIMITED PARTNERSHIP)

                          INDEX TO FINANCIAL STATEMENTS

                                  (Item 15(a))




                                                                         Page
                                                                         ----


Independent  auditors'  reports                                         25-26

Balance  sheets  as  of  December  31,  2002  and  2001                    27

Statements  of  income  for  the  years  ended  December  31,
     2002,  2001,  and  2000                                               28

Statements  of  changes  in  partners'  capital  for  the  years
     ended  December  31,  2002,  2001,  and  2000                         29

Statements  of  cash  flows  for  the  years  ended  December  31,
     2002,  2001,  and  2000                                               30

Notes  to  financial  statements                                        31-42

Independent  auditors'  reports  on  financial  statement  schedule     43-44

Schedule  II  valuation  and  qualifying  accounts                         45

INDEPENDENT  AUDITORS'  REPORT



The  Partners
PLM  Equipment  Growth  Fund:

We have audited the accompanying balance sheets of PLM Equipment Growth Fund (the "Partnership"), as of December 31, 2002 and 2001, and the related statements of income, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1 to the financial statements, the Partnership, in accordance with the limited partnership agreement, entered its liquidation phase on January 1, 1998 and has commenced an orderly liquidation of the Partnership assets. The Partnership will terminate on December 31, 2006, unless terminated earlier upon the sale of all equipment or by certain other events.



/s/  Deloitte  &  Touche  LLP
Certified  Public  Accountants

Tampa,  Florida
March  7,  2003

INDEPENDENT  AUDITORS'  REPORT



The  Partners
PLM  Equipment  Growth  Fund:

We have audited the accompanying statements of income, changes in partners' capital and cash flows of PLM Equipment Growth Fund ("the Partnership") for the year ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 1 to the financial statements, PLM Equipment Growth Fund, in accordance with the limited partnership agreement, entered its liquidation phase on January 1, 1998 and has commenced an orderly liquidation of the Partnership assets. The Partnership will terminate on December 31, 2006, unless terminated earlier upon sale of all equipment or by certain other events.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and its cash flows of PLM Equipment Growth Fund for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.




/s/  KPMG  LLP

SAN  FRANCISCO,  CALIFORNIA
March  12,  2001

                            PLM EQUIPMENT GROWTH FUND
                             (A LIMITED PARTNERSHIP)
                                 BALANCE SHEETS
                                  DECEMBER 31,
                 (in thousands of dollars, except unit amounts)






                                                              2002       2001
                                                             ===================
ASSETS
Equipment held for operating leases, at cost . . . . . . .  $ 20,885   $ 21,601
Less accumulated depreciation. . . . . . . . . . . . . . .   (20,643)   (21,213)
                                                            ---------  ---------
    Net equipment. . . . . . . . . . . . . . . . . . . . .       242        388


Cash and cash equivalents. . . . . . . . . . . . . . . . .     4,935      3,354
Accounts receivable, less allowance for doubtful accounts
      of $72 in 2002 and $124 in 2001. . . . . . . . . . .       254        314
Investment in an unconsolidated special-purpose entity . .       579        630
Prepaid expenses and other assets. . . . . . . . . . . . .       108         30
                                                            ---------  ---------
      Total assets . . . . . . . . . . . . . . . . . . . .  $  6,118   $  4,716
                                                            =========  =========
LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable and accrued expenses. . . . . . . . . . .  $    379   $    182
Due to affiliates. . . . . . . . . . . . . . . . . . . . .        36         19
Lessee deposits. . . . . . . . . . . . . . . . . . . . . .         6         12
                                                            ---------  ---------
  Total liabilities. . . . . . . . . . . . . . . . . . . .       421        213
                                                            ---------  ---------
Commitments and contingencies

Partners' capital:
Limited partners (5,784,275 depositary units as of
    December 31, 2002 and 2001). . . . . . . . . . . . . .     5,697      4,503
General Partner. . . . . . . . . . . . . . . . . . . . . .        --         --
                                                            ---------  ---------
  Total partners' capital. . . . . . . . . . . . . . . . .     5,697      4,503
                                                            ---------  ---------
      Total liabilities and partners' capital. . . . . . .  $  6,118   $  4,716
                                                            =========  =========

















                 See accompanying notes to financial statements.

                            PLM EQUIPMENT GROWTH FUND
                             (A LIMITED PARTNERSHIP)
                              STATEMENTS OF INCOME
                        FOR THE YEARS ENDED DECEMBER 31,
         (in thousands of dollars, except weighted-average unit amounts)



                                                                    2002     2001     2000
                                                                   ========================
REVENUES
Lease revenue . . . . . . . . . . . . . . . . . . . . . . . . . .  $4,706   $5,321   $6,019
Interest and other income . . . . . . . . . . . . . . . . . . . .     150      126      164
Gain on disposition of equipment. . . . . . . . . . . . . . . . .     155       98      486
                                                                  --------  -------  ------
  Total revenues. . . . . . . . . . . . . . . . . . . . . . . . .   5,011    5,545    6,669
                                                                  --------  -------  ------
EXPENSES

Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . .     155    1,213    1,408
Repairs and maintenance . . . . . . . . . . . . . . . . . . . . .   1,461    1,561    1,764
Insurance expense . . . . . . . . . . . . . . . . . . . . . . . .      95      131       54
Management fees to affiliate. . . . . . . . . . . . . . . . . . .     289      280      357
General and administrative expenses to affiliate. . . . . . . . .     150      286      218
Other general and administrative expenses . . . . . . . . . . . .     580      476      572
(Recovery of) provision for bad debts . . . . . . . . . . . . . .     (52)      23       98
                                                                  --------  -------  ------
  Total expenses. . . . . . . . . . . . . . . . . . . . . . . . .   2,678    3,970    4,471
                                                                  --------  -------  ------
Equity in net income (loss) of unconsolidated
    special-purpose entities. . . . . . . . . . . . . . . . . . .    (672)    (186)   1,606
                                                                  --------  -------  ------
      Net income. . . . . . . . . . . . . . . . . . . . . . . . .  $1,661   $1,389   $3,804
                                                                  ========  =======  ======
PARTNERS' SHARE OF NET INCOME

Limited partners. . . . . . . . . . . . . . . . . . . . . . . . .  $1,656   $1,368   $3,751
General partner . . . . . . . . . . . . . . . . . . . . . . . . .       5       21       53
                                                                  --------  -------  ------
      Total . . . . . . . . . . . . . . . . . . . . . . . . . . .  $1,661   $1,389   $3,804
                                                                  ========  =======  ======
Limited partners' net income per weighted-average depositary unit  $ 0.29   $ 0.24   $ 0.65
                                                                  ========  =======  ======



















                 See accompanying notes to financial statements.

                            PLM EQUIPMENT GROWTH FUND
                             (A LIMITED PARTNERSHIP)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
                            (in thousands of dollars)





                                              Limited     General
                                              Partners    Partner    Total
                                             ===============================
  Partners' capital as of December 31, 1999  $   6,754   $     --   $ 6,754

Net income. . . . . . . . . . . . . . . . .      3,751         53     3,804

Cash distribution . . . . . . . . . . . . .     (3,819)       (39)   (3,858)

Special distribution. . . . . . . . . . . .     (1,446)       (14)   (1,460)
                                             ----------  ---------  --------
  Partners' capital as of December 31, 2000      5,240         --     5,240

Net income. . . . . . . . . . . . . . . . .      1,368         21     1,389

Cash distribution . . . . . . . . . . . . .     (2,105)       (21)   (2,126)
                                             ----------  ---------  --------
  Partners' capital as of December 31, 2001      4,503         --     4,503

Net income. . . . . . . . . . . . . . . . .      1,656          5     1,661

Cash distribution . . . . . . . . . . . . .       (462)        (5)     (467)
                                             ----------  ---------  --------
  Partners' capital as of December 31, 2002  $   5,697   $     --   $ 5,697
                                             ==========  =========  ========



























                 See accompanying notes to financial statements.



                                 PLM EQUIPMENT GROWTH FUND
                                  (A LIMITED PARTNERSHIP)
                                 STATEMENTS OF CASH FLOWS
                             FOR THE YEARS ENDED DECEMBER 31,
                                (in thousands of dollars)
                                                                 2002      2001      2000
                                                               ===========================
OPERATING ACTIVITIES
Net income. . . . . . . . . . . . . . . . . . . . . . . . . .  $1,661   $ 1,389   $ 3,804
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
  Depreciation. . . . . . . . . . . . . . . . . . . . . . . .     155     1,213     1,408
  Gain on disposition of equipment. . . . . . . . . . . . . .    (155)      (98)     (486)
  Equity in net (income) loss of unconsolidated special-
      purpose entities. . . . . . . . . . . . . . . . . . . .     672       186    (1,606)
  Changes in operating assets and liabilities:
    Accounts receivable, net. . . . . . . . . . . . . . . . .      60      (111)      162
    Prepaid expenses and other assets . . . . . . . . . . . .     (78)        8        --
    Accounts payable and accrued expenses . . . . . . . . . .     197       (37)     (118)
    Due to affiliates . . . . . . . . . . . . . . . . . . . .      17       (17)      (27)
    Lessee deposits . . . . . . . . . . . . . . . . . . . . .      (6)       10       (61)
                                                              --------  --------  --------
      Net cash provided by operating activities . . . . . . .   2,523     2,543     3,076
                                                              --------  --------  --------
INVESTING ACTIVITIES
Payments for capital improvements . . . . . . . . . . . . . .     (28)       --        --
Liquidation of investment in equipment placed in
    unconsolidated special-purpose entities . . . . . . . . .      --        --     1,769
(Contributions to) distribution from unconsolidated special-
    purpose entities. . . . . . . . . . . . . . . . . . . . .    (621)      212       564
Proceeds from disposition of equipment. . . . . . . . . . . .     174       129     1,059
                                                              --------  --------  --------
      Net cash (used in) provided by investing activities . .    (475)      341     3,392
                                                              --------  --------  --------

FINANCING ACTIVITIES
Cash distribution paid to limited partners. . . . . . . . . .    (462)   (2,105)   (3,819)
Cash distribution paid to General Partner . . . . . . . . . .      (5)      (21)      (39)
Special distribution paid to limited partners . . . . . . . .      --        --    (1,446)
Special distribution paid to General Partner. . . . . . . . .      --        --       (14)
                                                              --------  --------  --------
     Net cash used in financing activities. . . . . . . . . .    (467)   (2,126)   (5,318)
                                                              --------  --------  --------

Net increase in cash and cash equivalents . . . . . . . . . .   1,581       758     1,150
Cash and cash equivalents at beginning of year. . . . . . . .   3,354     2,596     1,446
                                                              --------  --------  --------
Cash and cash equivalents at end of year. . . . . . . . . . .  $4,935   $ 3,354   $ 2,596
                                                              ========  ========  ========


















                 See accompanying notes to financial statements.

                            PLM EQUIPMENT GROWTH FUND
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS

1.     Basis  of  Presentation
       -----------------------

Organization
------------

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

The Partnership, in accordance with its limited partnership agreement, entered its liquidation phase on January 1, 1998, and has commenced an orderly liquidation of the Partnership's assets (see Note 10). The Partnership will terminate on December 31, 2006, unless terminated earlier upon the sale of all equipment or by certain other events. The General Partner may no longer reinvest cash flows and surplus funds in equipment. All future cash flows and surplus funds after payment of operating expenses, if any, are to be used for distributions to partners, except to the extent used to maintain reasonable reserves. During the liquidation phase, the Partnership's assets will continue to be recorded at the lower of the carrying amount or fair value less cost to sell.

FSI manages the affairs of the Partnership. The cash distributions of the Partnership are generally allocated 99% to the limited partners and 1% to the General Partner (see Net Income and Distributions per Depositary Unit, below). Net income is allocated to the General Partner to the extent necessary to cause the General Partner's capital account to equal zero. The General Partner is entitled to a subordinated incentive fee equal to 15% of surplus distributions, as defined in the limited partnership agreement, remaining after the limited partners have received a certain minimum rate of return. The General Partner does not anticipate that this fee will be earned.

Estimates
---------

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

Operations
----------

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

Accounting  for  Leases
-----------------------

The Partnership's leasing operations generally consist of operating leases. Under the operating lease method of accounting, the lessor records the leased asset at cost and depreciates the leased asset over its estimated useful life. Rental payments are recorded as revenue over the lease term as earned in accordance with Statement of Financial Accounting Standards (SFAS) No. 13, "Accounting for Leases" (SFAS No. 13). Lease origination costs are capitalized and amortized over the term of the lease.

                            PLM EQUIPMENT GROWTH FUND
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS

1.     Basis  of  Presentation  (continued)
       ------------------------------------

Depreciation
------------

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

Transportation  Equipment
-------------------------

Equipment  held  for  operating  leases  is  stated  at  cost.

In accordance with SFAS No. 121, "Accounting For the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" (SFAS No. 121), the General Partner reviewed the carrying value of the Partnership's equipment portfolio at least quarterly and whenever circumstances indicated that the carrying value of an asset would not be recoverable due to expected future market conditions. If the projected undiscounted cash flows and the fair value of the equipment were less than the carrying value of the equipment, an impairment loss was recorded.

In October 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No.
144), which replaces SFAS No. 121. In accordance with SFAS No. 144, the Company evaluates long-lived assets for impairment whenever events or circumstances indicate that the carrying values of such assets may not be recoverable. Losses for impairment are recognized when the undiscounted cash flows estimated to be realized from a long-lived asset are determined to be less than the carrying value of the asset and the carrying amount of long-lived assets exceed its fair value. The determination of fair value for a given investment requires several considerations, including but not limited to, income expected to be earned from the asset, estimated sales proceeds, and holding costs excluding interest. The Partnership applied new rules on accounting for the impairment or disposal of long-lived assets beginning January 1, 2002.

No reductions were required to the carrying value of the equipment during 2002, 2001, or 2000.

Investment  in  an  Unconsolidated  Special-Purpose  Entity
-----------------------------------------------------------

The Partnership has an interest in an USPE that owns a marine vessel. This is a single purpose entity that does not have any debt. This interest is accounted for using the equity method.

The Partnership's investment in an USPE includes acquisition and lease negotiation fees paid by the Partnership to PLM Transportation Equipment Corporation (TEC), a wholly-owned subsidiary of FSI. The Partnership's interest in the USPE is managed by IMI. The Partnership's equity interest in the net income (loss) of USPEs is reflected net of management fees paid or payable to IMI and the amortization of acquisition and lease negotiation fees paid to TEC.

Repairs  and  Maintenance
-------------------------

Repairs and maintenance costs to railcars, marine vessels, and trailers are usually the obligation of the Partnership. Maintenance costs for the marine containers are the obligation of the lessee. If they are not covered by the lessee, they are generally charged against operations as incurred.

                                     ------
                            PLM EQUIPMENT GROWTH FUND
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS

1.     Basis  of  Presentation  (continued)
       ------------------------------------

Net  Income  and  Distributions  Per  Depositary  Unit
------------------------------------------------------

Cash distributions are allocated 99% to the limited partners and 1% to the General Partner and may include amounts in excess of net income. The limited partners' net income is allocated among the limited partners based on the number of limited partnership units owned by each limited partner and on the number of days of the year each limited partner is in the Partnership. During 2002, the General Partner received a special allocation of $-0-. During 2002, the General Partner received a special loss allocation of $12,000 to bring its capital account to zero. During 2001 and 2000, the General Partner received a special allocation of income of $7,000 and $14,000, respectively.

Cash distributions are recorded when declared. Cash distributions are paid in the same quarter they are declared. For the years ended December 31, 2002, 2001 and 2000, cash distributions totaled $0.5 million, $2.1 million, and $3.9 million, respectively, or $0.08, $0.36 and $0.66 per weighted-average depositary unit, respectively.

The Partnership declared and paid a special distribution of $1.5 million during 2000, or $0.25 per weighted-average depositary unit. No special distributions were paid during 2002 or 2001.

Cash distributions of $1.0 million for the year ended December 31, 2000, were declared and paid in 2001.
There were no cash distributions for the year ended December 31, 2002 or 2001 paid in 2003 or 2002.

Cash distributions to investors in excess of net income are considered a return of capital. Cash distributions to the limited partners of $0.7 million and $1.5 million in 2001 and 2000, respectively, were deemed to be a return of capital. None of the cash distributions paid to the limited partners during 2002 were deemed a return of capital.

Net  Income  Per  Weighted-Average  Depositary  Unit
----------------------------------------------------

Net income per weighted-average depositary unit was computed by dividing net income attributable to limited partners by the weighted-average number of depositary units deemed outstanding during the period. The weighted-average number of depositary units deemed outstanding during the years ended December
31,  2002,  2001,  and  2000  were  5,784,275.

Cash  and  Cash  Equivalents
----------------------------

The Partnership considers highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less as cash equivalents. The carrying amount of cash equivalents approximates fair value due to the short-term nature of the investments.

Comprehensive  Income
---------------------

The Partnership's net income was equal to comprehensive income for the years ended December 31, 2002, 2001, and 2000.

New  Accounting  Standards
--------------------------

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146), which is based on the general principle that a liability for a cost associated with an exit or disposal activity should be recorded when it is incurred and initially measured at fair value. SFAS No. 146 applies to costs associated with (1) an exit activity that does not involve an entity newly acquired in a business combination, or (2) a disposal activity within the scope of SFAS No. 146. These costs include certain termination benefits, costs to terminate a contract that is not a capital lease, and other associated costs to consolidate facilities or relocate employees. Because the provisions of this statement are to be applied prospectively to exit or disposal activities initiated after December 31, 2002, the effect of adopting this statement cannot be determined.

PLM  EQUIPMENT  GROWTH  FUND
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS

1.     Basis  of  Presentation  (continued)
       ------------------------------------

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). This interpretation requires the guarantor to recognize a liability for the fair value of the obligation at the inception of the guarantee. The provisions of FIN 45 will be applied on a prospective basis to guarantees issued after December 31, 2002.

In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). This interpretation clarifies existing accounting principles related to the preparation of consolidated financial statements when the owners of an USPE do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from others. FIN 46 requires the Partnership to evaluate all existing arrangements to identify situations where the Partnership has a "variable interest," commonly evidenced by a guarantee arrangement or other commitment to provide financial support, in a "variable interest entity," commonly a thinly capitalized entity, and further determine when such variable interest requires the Partnership to consolidate the variable interest entities' financial statements with its own. The Partnership is required to perform this assessment by September 30, 2003 and consolidate any variable interest entities for which the Partnership will absorb a majority of the entities' expected losses or receive a majority of the expected residual gains. The Partnership has determined that it is not reasonably possible that it will be required to consolidate or disclose information about a variable interest entity upon the effective date of FIN 46.

2.     Transactions  with  General  Partner  and  Affiliates
       -----------------------------------------------------

An officer of FSI contributed $100 of the Partnership's initial capital. Under the equipment management agreement, IMI receives a monthly management fee attributable to either owned equipment or interests in equipment owned by the USPEs equal to the greater of (i) 10% of cash flows or (ii) 1/12 of 1/2% of the net book value of the equipment portfolio subject to a reduction in certain adjustments. The Partnership management fee in 2002, 2001 and 2000 was equal to 10% of cash flows and was $0.3 million, $0.3 million and $0.4 million, respectively. Partnership management fees of $36,000 and $19,000, respectively, were payable as of December 31, 2002, and 2001. The Partnership reimbursed FSI and its affiliates $0.2 million, $0.3 million and $0.2 million in 2002, 2001 and 2000, respectively, for data processing expenses and administrative services performed on behalf of the Partnership.

The Partnership's proportional share of USPE management fees to affiliate were ($0.1 million), $14,000, and $0.1 million during 2002, 2001, and 2000, respectively, and the Partnership's proportional share of administrative and data processing expenses to affiliate were $0.1 million, $0.1 million, and $37,000 during 2002, 2001, and 2000, respectively. These affiliate expenses reduced the Partnership's proportional share of the equity interest in income of USPEs.

The Partnership owns certain equipment in conjunction with affiliated programs (see Note 4).

3.     Equipment
       ---------

Owned equipment held for operating leases is stated at cost. The components of owned equipment as of December 31, are as follows (in thousands of dollars):


Equipment held for operating leases     2002       2001
===================================  =========  =========
Railcars. . . . . . . . . . . . . .  $ 20,516   $ 21,016
Marine containers . . . . . . . . .       369        585
                                     ---------  ---------
                                       20,885     21,601
Less accumulated depreciation . . .   (20,643)   (21,213)
                                     ---------  ---------
  Net equipment . . . . . . . . . .  $    242   $    388
                                     =========  =========





                            PLM EQUIPMENT GROWTH FUND
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS

3.     Equipment  (continued)
       ----------------------

Revenues  are  earned  by  placing  equipment  under  operating  leases.  The
Partnership's marine containers are leased to operators of utilization-type leasing pools that include equipment owned by unaffiliated parties. In such instances, revenues received by the Partnership consist of a specified percentage of revenues generated by leasing the equipment to sublessees, after deducting certain direct operating expenses of the pooled equipment. Rental revenues for railcars are based on fixed rates.

As of December 31, 2002, all owned equipment in the Partnership's portfolio was on lease except for 77 railcars with an aggregate net book value of $46,000. As of December 31, 2001, all owned equipment in the Partnership's portfolio was on lease except for 30 railcars with an aggregate net book value of $38,000.

During 2002, the General Partner disposed of railcars and marine containers with a net book value of $19,000 for proceeds of $0.2 million. During 2001, the General Partner disposed of marine containers and railcars owned by the Partnership, with an aggregate net book value of $31,000 for proceeds of $0.1 million.

There were no reductions to the carrying values of equipment in 2002, 2001, or 2000.

All owned and partially owned USPE equipment on lease are being accounted for as operating leases. Future minimum rentals under noncancelable operating leases as of December 31, 2002 and during each of the next five years are $3.7 million in 2003, $2.9 million in 2004, $1.9 million in 2005, $1.0 million in 2006, $0.4 million in 2007 and $0.3 million thereafter. Per diem and short-term rentals consisting of utilization rate lease payments included in revenue amounted to $22,000, $0.1 million and $0.4 million in 2002, 2001, and 2000, respectively.

4.     Investments  in  Unconsolidated  Special-Purpose  Entities
       ----------------------------------------------------------

The Partnership owns a 50% interest in the Clement Partnership that owns a product tanker jointly with an affiliated program. This is a single purpose entity that does not have any debt or other financial encumbrances.

Ownership interest is based on the Partnership's contribution towards the cost of the equipment in the USPEs. The Partnership's proportional share of equity and income (loss) in each entity is not necessarily the same as its ownership interest. The primary reason for this difference has to do with certain fees such as management and acquisition and lease negotiation fees which vary among the owners of the USPEs.

The tables below set forth 100% of the assets, liabilities, and equity of the Clement Partnership in which the Partnership has an interest and the Partnership's proportional share of equity in the entity as of December 31, 2002 and 2001 (in thousands of dollars):


                                             December 31,   December 31,
                                                 2002           2001
-------------------------------------------------------------------------
  Assets
    Equipment less accumulated depreciation  $         546  $       1,239
    Receivables . . . . . . . . . . . . . .            745            302
                                             -------------  -------------
      Total assets. . . . . . . . . . . . .  $       1,291  $       1,541
                                             =============  =============
  Liabilities
    Accounts payable. . . . . . . . . . . .  $         173  $         248
    Due to affiliates . . . . . . . . . . .             11             48
                                             -------------  -------------
      Total liabilities . . . . . . . . . .            184            296

  Equity. . . . . . . . . . . . . . . . . .          1,107          1,245
                                             -------------  -------------
    Total liabilities and equity. . . . . .  $       1,291  $       1,541
                                             =============  =============

Partnership's share of equity . . . . . . .  $         579  $         630
                                             =============  =============

                            PLM EQUIPMENT GROWTH FUND
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS

4.     Investments  in  Unconsolidated  Special-Purpose  Entities  (continued)
       -----------------------------------------------------------------------

The table below sets forth 100% of the lease revenues, direct and indirect expenses and net income (loss) of the entities in which the Partnership has an interest and the Partnership's proportional share of income (loss) in each entity for the years ended December 31, 2002, 2001, and 2000 (in thousands of dollars):


For the year ended                    Clement
December  31, 2002                 Partnership 1
-------------------------------------------------

Revenues . . . . . . . . . . . .  $        3,335
Less: Direct expenses. . . . . .           4,034
         Indirect expenses . . .             781
                                  ---------------
    Net income (loss). . . . . .          (1,480)
                                  ===============

Partnership's share of net loss.            (672)
                                  ===============




                                                    Boeing 767
For the year ended                    Clement       Tenancy in
December  31, 2001                 Partnership 1     Common 2     Total
-----------------------------------------------------------------------

Revenues . . . . . . . . . . . .  $        4,100   $        --
Less: Direct expenses. . . . . .           3,509            --
         Indirect expenses . . .           1,046             5
                                  ---------------  ------------
    Net income (loss). . . . . .  $         (455)  $        (5)
                                  ===============  ============

Partnership's share of net loss.  $         (183)  $        (3)  $ (186)
                                  ===============  ============  =======




                                                              East West
                                                  Boeing 767     925
For the year ended                    Clement     Tenancy in  Tenancy in
December  31, 2000                 Partnership 1   Common 2    Common 3   Total

Revenues                           $       8,073  $       --  $       1
Gain on disposition of equipment              --          --      2,861
Less: Direct expenses                      6,428          --         74
         Indirect expenses                 1,150         (56)       183
                                   -------------  ----------  ---------
    Net income                     $         495  $       56  $   2,605
                                   =============  ==========  =========

Partnership's share of net income  $         298  $        7  $   1,301  $ 1,606
                                   =============  ==========  =========  =======


As of December 31, 2002 and December 31, 2001, the jointly-owned equipment in the Partnership's USPE portfolio was on lease.



1     The Partnership owns a 50% interest in the Clement Partnership that owns a product  tanker.
2     The  Partnership  owned a 12% interest in the Boeing 767 Tenancy in Common that  owned  a  stage  III  commercial  aircraft.

                            PLM EQUIPMENT GROWTH FUND
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS

5.     Operating  Segments
       -------------------

The Partnership operates or operated in five primary operating segments: aircraft leasing, marine container leasing, marine vessel leasing, trailer leasing, and railcar leasing. Each equipment-leasing segment engages in short-term to mid-term operating leases to a variety of customers.

The General Partner evaluates the performance of each segment based on profit or loss from operations before allocation of general and administrative expenses, and certain other expenses. The segments are managed separately due to different business strategies for each operation. The accounting policies of the Partnership's operating segments are the same as described in Note 1, Basis of Presentation. There were no intersegment revenues for the years ended December 31, 2002, 2001 and 2000.

The following tables present a summary of the operating segments (in thousands of dollars):


                                         Marine     Marine
                                       Container    Vessel     Railcar      All
For the Year Ended December 31, 2002    Leasing     Leasing    Leasing    Other 1    Total
------------------------------------------------------------------------------------------
REVENUES
  Lease revenue                        $       22  $      --  $   4,684  $     --  $ 4,706
  Interest income and other                    --         --         79        71      150
  Gain on disposition of equipment             13         --        142        --      155
                                       ----------  ---------  ---------  --------  -------
     Total revenues                            35         --      4,905        71    5,011
                                       ----------  ---------  ---------  --------  -------

EXPENSES
  Operations support                            1         --      1,491        64    1,556
  Depreciation                                 24         --        131        --      155
  Management fees to affiliates                --         --         --       289      289
  General and administrative expenses          --         --        229       501      730
  Recovery of bad debts                        --         --       (52)        --     (52)
                                       ----------  ---------  ---------  --------  -------
     Total expenses                            25         --      1,799       854    2,678
                                       ----------  ---------  ---------  --------  -------
Equity in net loss of USPE                     --      (672)         --        --    (672)
                                       ----------  ---------  ---------  --------  -------
Net income (loss)                      $       10  $   (672)  $   3,106  $  (783)  $ 1,661
                                       ==========  =========  =========  ========  =======

Total assets as of December 31, 2002   $      579  $      41  $     455  $  5,043  $ 6,118
                                       ==========  =========  =========  ========  =======




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

                            PLM EQUIPMENT GROWTH FUND
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS

5.     Operating  Segments  (continued)
       --------------------------------


                                              Marine     Marine
                                            Container    Vessel    Railcar      All
For the Year Ended December 31, 2001         Leasing     Leasing   Leasing    Other 1    Total
----------------------------------------------------------------------------------------------

REVENUES
  Lease revenue. . . . . . . . . . . . . .  $       54  $     --   $  5,267  $     --   $5,321
  Interest income and other. . . . . . . .          --        --         22       104      126
  Gain (loss) on disposition of equipment.          --        --        108       (10)      98
                                            ----------  ---------  --------  ---------  -------
     Total revenues. . . . . . . . . . . .          54        --      5,397        94    5,545
                                            ----------  ---------  --------  ---------  -------

EXPENSES
  Operations support . . . . . . . . . . .          --         2      1,581       109    1,692
  Depreciation . . . . . . . . . . . . . .          33        --      1,180        --    1,213
  Management fees to affiliates. . . . . .          --        --         --       280      280
  General and administrative expenses. . .           1        13        154       594      762
  Provision for (recovery of) bad debts. .          --        --         62       (39)      23
                                            ----------  ---------  --------  ---------  -------
     Total expenses. . . . . . . . . . . .          34        15      2,977       944    3,970
                                            ----------  ---------  --------  ---------  -------
Equity in net loss of USPEs. . . . . . . .          --      (183)        --        (3)    (186)
                                            ----------  ---------  --------  ---------  -------
Net income (loss). . . . . . . . . . . . .  $       20  $   (198)  $  2,420  $   (853)  $1,389
                                            ==========  =========  ========  =========  =======

Total assets as of December 31, 2001 . . .  $      101  $    630   $    601  $  3,384   $4,716
                                            ==========  =========  ========  =========  =======




                                                      Marine   Marine
                                          Aircraft  Container  Vessel   Trailer   Railcar    All
For the Year Ended December 31, 2000       Leasing   Leasing   Leasing  Leasing   Leasing  Other 2   Total
-----------------------------------------------------------------------------------------------------------
REVENUES
  Lease revenue. . . . . . . . . . . . .  $     --  $     99  $     --  $    273  $  5,647  $   --  $ 6,019
  Interest income and other. . . . . . .        --        --        --        --        --     164      164
  Net gain (loss) on disposition of
     equipment . . . . . . . . . . . . .        35      (43)        --       473        21      --      486
                                          --------  --------  --------  --------  --------  ------  -------
     Total revenues. . . . . . . . . . .        35        56        --       746     5,668     164    6,669
                                          --------  --------  --------  --------  --------  ------  -------

EXPENSES
  Operations support . . . . . . . . . .        --         1        --        81     1,698      38    1,818
  Depreciation . . . . . . . . . . . . .        --        55        --        61     1,292      --    1,408
  Management fees to affiliate . . . . .        --        --        --        --        --     357      357
  General and administrative expenses. .         5         1         2        91       154     537      790
  Provision for (recovery of) bad debts.        --        --        --        16        84      (2)      98
                                          --------  --------  --------  --------  --------  ------  -------
     Total costs and expenses. . . . . .         5        57         2       249     3,228     930    4,471
                                          --------  --------  --------  --------  --------  ------  -------
Equity in net income of USPEs. . . . . .     1,308        --       298        --        --      --    1,606
                                          --------  --------  --------  --------  --------  ------  -------
Net income (loss). . . . . . . . . . . .  $  1,338  $    (1)  $    296  $    497  $  2,440  $(766)  $ 3,804
                                          ========  ========  ========  ========  ========  ======  =======



1. Includes certain assets not identifiable to a specific segment, such as cash and prepaid expenses. Also includes interest income and costs not identifiable to a particular segment, such as management fees to affiliates, and certain operations support and general and administrative expenses.
2. Includes interest income and costs not identifiable to a particular segment, such as management fees to affiliate and certain operations support and general and administrative expenses.

                            PLM EQUIPMENT GROWTH FUND
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS

6.     Geographic  Information
       -----------------------

The Partnership owns certain equipment that is leased and operated internationally. A limited number of the Partnership's transactions are denominated in a foreign currency. Gains or losses resulting from foreign currency transactions are included in the results of operations and are not material.

The Partnership leases or leased its aircraft, railcars, and trailers to lessees domiciled in four geographic regions: the United States, Canada, and South America. Marine containers and marine vessels are leased to multiple lessees in different regions who operate worldwide.

The table below sets forth lease revenues by geographic region for the Partnership's owned equipment and investments in USPEs grouped by domicile of the lessee as of and for the years ended December 31, (in thousands of dollars):


                                Owned Equipment             Investments in USPEs
                      -------------------------------  ------------------------------
Region                   2002       2001       2000      2002       2001       2000
                      ===============================  ==============================

United States . . .   $   1,342  $   1,117  $   2,055  $      --  $      --  $     --
Canada. . . . . . .       3,342      4,149      3,865         --         --        --
Rest of the world .          22         55         99      1,655      2,049     4,029
                      ---------  ---------  ---------  ---------  ---------  --------
     Lease Revenues   $   4,706  $   5,321  $   6,019  $   1,655  $   2,049  $  4,029
                      =========  =========  =========  =========  =========  ========


The following table sets forth income (loss) information by region for the years ended December 31 (in thousands of dollars):


                              Owned Equipment            Investments in USPEs
                     ------------------------------  ----------------------------
Region                  2002       2001       2000     2002       2001       2000
                     ==============================  ============================

United States. . .   $     652  $    (564)  $   491  $     --  $      --  $     --
South America. . .          --          --       --        --         --     1,308
Canada . . . . . .       2,453       2,984    2,447        --         --        --
Rest of the world.          10          20       (1)     (672)      (186)      298
                     ---------  ----------  -------  ---------  ---------  -------
Regional
   Income (loss) .       3,115       2,440    2,937      (672)      (186)    1,606
Administrative
   and other . . .       (782)       (865)     (739)       --         --        --
                     ---------  ----------  -------  ---------  ---------  -------
Net income (loss).   $   2,333  $    1,575  $ 2,198  $   (672)  $   (186)  $ 1,606
                     =========  ==========  =======  =========  =========  =======


The net book value of these assets at December 31, are as follows (in thousands of dollars):


                            Owned Equipment              Investments in USPEs
                   -------------------------------  -----------------------------
Region                 2002       2001       2000     2002       2001       2000
                   ===============================  =============================

United States . .  $      44  $      66  $     302  $      --  $      --  $     --
Canada. . . . . .        164        249      1,203         --         --        --
Rest of the world         34         73        127        579        630     1,028
                   ---------  ---------  ---------  ---------  ---------  --------
Net book value. .  $     242  $     388  $   1,632  $     579  $     630  $  1,028
                   =========  =========  =========  =========  =========  ========



                            PLM EQUIPMENT GROWTH FUND
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS

7.     Concentrations  of  Credit  Risk
       --------------------------------

For the year ended December 31, 2002, the Partnership's customer that accounted for 10% or more of the total revenues for the owned and jointly owned equipment was Newton (11% in 2002). No single lessee accounted for more than 10% of revenues for the years ended 2001 or 2000.

As of December 31, 2002 and 2001, the General Partner believes the Partnership had no other significant concentrations of credit risk that could have a material adverse effect on the Partnership.

8.     Income  Taxes
       -------------

The Partnership is not subject to income taxes, as any income or loss is included in the tax returns of the individual partners. Accordingly, no provision for income taxes has been made in the financial statements of the Partnership.

As of December 31, 2002, the federal income tax basis was higher that the financial statement carrying amount of assets and liabilities by $17.0 million, primarily due to differences in depreciation methods and the tax treatment of underwriting commissions and syndication costs.

9.     Contingencies
       -------------

The Partnership, together with affiliates, initiated litigation in 2000 and 2001 in various official forums in India against a defaulting Indian airline lessee to repossess Partnership property and to recover damages for failure to pay rent and failure to maintain such property in accordance with the relevant lease contract. The Partnership has repossessed all of its property previously leased to such airline, and the airline has ceased operations. In response to the Partnership's collection efforts, the airline filed counter-claims against the Partnership in excess of the Partnership's claims against the airline. The General Partner believes that the airline's counterclaims are completely without merit, and the General Partner will vigorously defend against such counterclaims.

During 2001, the General Partner decided to minimize its collection efforts from the Indian lessee in order to save the Partnership from incurring additional expenses associated with trying to collect from a lessee that has no apparent ability to pay.

The Partnership is involved as plaintiff or defendant in various other legal actions incidental to its business. Management does not believe that any of these actions will be material to the financial condition or results of operations of the Partnership.

10.     Liquidation  and  Special  Distributions
        ----------------------------------------

On January 1, 1998, the General Partner began the liquidation phase of the Partnership and commenced an orderly liquidation of the Partnership assets. Given the current economic environment, and offers received for similar types of equipment owned by the Partnership, the General Partner has determined it would not be advantageous to sell certain Partnership equipment at the current time. The General Partner will continue to monitor the equipment markets to determine an optimal time to sell. In the meantime, equipment will continue to be leased, and re-leased at market rates as existing leases expire. The amounts reflected for assets and liabilities of the Partnership have not been adjusted to reflect liquidation values. The equipment portfolio continues to be carried at the lower of depreciated cost or fair value less cost to dispose. Although the General Partner estimates that there will be distributions after liquidation of assets and liabilities, the amounts cannot be accurately determined prior to actual liquidation of the equipment. Upon final liquidation, the Partnership will be dissolved.

                            PLM EQUIPMENT GROWTH FUND
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS

10.     Liquidation  and  Special  Distributions  (continued)
        -----------------------------------------------------

A special distribution of $1.5 million ($0.25 per weighted-average depositary unit) was paid in 2000. No special distributions were paid in 2002 or 2001. The Partnership is not permitted to reinvest proceeds from sales or liquidations of equipment. These proceeds, in excess of operational cash requirements, are periodically paid out to limited partners in the form of special distributions. The sales and liquidations occur because of the determination by the General Partner that it is the appropriate time to maximize the return on an asset through sale of that asset, and, in some leases, the ability of the lessee to exercise purchase options.


11.     Quarterly  Results  of  Operations  (unaudited)
        -----------------------------------------------

The following is a summary of the quarterly results of operations for the year ended December 31, 2002 (in thousands of dollars, except per share amounts):


                                       March    June   September   December
                                         31,     30,       30,         31,     Total
                                      ----------------------------------------------
Operating results:
  Total revenues. . . . . . . . . . .  $1,399  $1,196  $    1,132  $   1,284  $5,011
  Net income. . . . . . . . . . . . .     641     489         122        409   1,661

Per weighted-average depositary unit:

Limited partners'
  net income. . . . . . . . . . . . .  $ 0.11  $ 0.08  $     0.02  $    0.08  $ 0.29


In the first quarter of 2002, the Partnership disposed of railcars and marine containers and recorded a gain on disposition of $0.1 million.

The following is a summary of the quarterly results of operations for the year ended December 31, 2001 (in thousands of dollars, except per share amounts):


                                       March    June   September   December
                                        31,      30,       30,         31,     Total
                                      ---------------------------------------------
Operating results:
  Total revenues. . . . . . . . . . .  $1,519  $1,353  $    1,337  $   1,336  $5,545
  Net income. . . . . . . . . . . . .     195     503          52        639   1,389

Per weighted-average depositary unit:

Limited partners'
  net income. . . . . . . . . . . . .  $ 0.03  $ 0.09  $     0.01  $    0.11  $ 0.24


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


                            PLM EQUIPMENT GROWTH FUND
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS


12.     Subsequent  Event
        -----------------

In the first quarter of 2003, the General Partner sold the marine vessel owned by an entity in which the Partnership has an interest. The marine vessel was sold for net proceeds of approximately $2.3 million, of which the Partnership's share is approximately $1.1 million. The equity in income of the USPE that will be recognized by the Partnership related to this transaction in the first quarter of 2003 is approximately $0.9 million.

------




INDEPENDENT  AUDITORS'  REPORT




The  Partners
PLM  Equipment  Growth  Fund:


We have audited the financial statements of PLM Equipment Growth Fund (the "Partnership") as of December 31, 2002 and 2001, and for each of the two years in the period ended December 31, 2002, and have issued our report thereon dated March 7, 2003, which report includes an explanatory paragraph emphasizing that the Partnership has entered its liquidation phase; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedules of PLM Equipment Growth Fund, listed in Item 15(B). These financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audits. In our opinion, such 2002 and 2001 financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



/s/  Deloitte  &  Touche,  LLP
Certified  Public  Accountants

Tampa,  Florida
March  7,  2003

INDEPENDENT  AUDITORS'  REPORT




The  Partners
PLM  Equipment  Growth  Fund:


Under date of March 12, 2001, we reported on the related statements of income, changes in partners' capital, and cash flows for the year ended December 31, 2000 of PLM Equipment Growth Fund as contained in the 2002 annual report to the partners. These financial statements and our report thereon are included in the annual report on Form 10-K for the year ended December 31, 2002. In connection with our audit of the aforementioned financial statements, we also audited the related financial statement schedule for the year ended December 31, 2000. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein for the year ended December 31, 2000.




/s/  KPMG  LLP

SAN  FRANCISCO,  CALIFORNIA
March  12,  2001

                                   SCHEDULE II


                            PLM EQUIPMENT GROWTH FUND
                             (A LIMITED PARTNERSHIP)
                        VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
                            (in thousands of dollars)




                                       Balance at     Additions     Balance at
                                      Beginning of    Charged to      End of
                                          Year         Expense      Deductions   Year
                                     ------------------------------------------------
Year Ended December 31, 2002
     Allowance for Doubtful Accounts  $         124  $       (52)  $        --   $  72

Year Ended December 31, 2001
     Allowance for Doubtful Accounts  $         103  $        23   $        (2)  $ 124

Year Ended December 31, 2000
     Allowance for Doubtful Accounts  $          36  $        98   $       (31)  $ 103


                            PLM EQUIPMENT GROWTH FUND

                                INDEX OF EXHIBITS


Exhibit                                                                   Page
-------                                                                   ----

4.. . . Limited Partnership Agreement of Registrant                         *

4.1     Amendment to Limited Partnership Agreement of Registrant            *

10.1    Management Agreement between Partnership and PLM Investment         *
        Management, Inc.

        Financial Statement required under Regulation S-X Rule 3-09

99.1.   Clement Partnership                                             47-57


--------------------
* Incorporated by reference. See page 20 of this report.