Form 10QSB
period 2003-03-31
PLM EQUIPMENT GROWTH FUND
filed 2003-05-12
CIK 788813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________
FORM 10-QSB

[x]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
   For the quarter ended March 31, 2003

or

[ ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
   For the transition period from to

Commission file number 0-15436

_______________________

PLM EQUIPMENT GROWTH FUND

(Exact name of registrant as specified in its charter)

California	94-2998816
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

235 3 rd Street South, Suite 200
St. Petersburg, FL	33701
(Address of principal	(Zip code)
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

PLM EQUIPMENT GROWTH FUND
(A Limited Partnership)
CONDENSED BALANCE SHEETS
(in thousands of dollars, except unit amounts)
(unaudited)

	March 31,	December 31,
	2003	2002

Assets

Equipment held for operating leases, at cost	$20,647	$20,885
Less accumulated depreciation	(20,437)	(20,643)

Net equipment	210	242

Cash and cash equivalents	6,818	4,935
Accounts receivable, less allowance for doubtful accounts
of $109 in 2003 and $72 in 2002	255	254
Investment in an unconsolidated special-purpose entity	198	579
Prepaid expenses and other assets	152	108

Total assets	$7,633	$6,118

Liabilities and partners’ capital

Liabilities:
Accounts payable and accrued expenses	$157	$379
Due to affiliates	10	36
Lessee deposits	3	6
Total liabilities	170	421

Commitments and contingencies

Partners' capital:
Limited partners (5,784,275 depositary units
in 2003 and 2002)	7,463	5,697
General Partner	--	--
Total partners' capital	7,463	5,697

Total liabilities and partners' capital	$7,633	$6,118

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH FUND
(A Limited Partnership)
CONDENSED STATEMENTS OF INCOME
(in thousands of dollars, except weighted-average unit amounts)
(unaudited)

For the Three Months
Ended March 31,
2003		2002

Revenues

Lease revenue	$1,204	$1,260
Interest and other income	19	14
Gain on disposition of equipment	75	125
Total revenues	1,298	1,399

Expenses

Depreciation	39	40
Repairs and maintenance	315	256
Insurance expense	32	24
Management fees to affiliate	55	96
General and administrative expenses to affiliate	52	38
Other general and administrative expenses	116	74
Provision for (recovery of) bad debts	37	(48)
Total expenses	646	480

Equity in net income (loss) of an unconsolidated
special-purpose entity	1,114	(278)

Net income	$1,766	$641

Partners' share of net income

Limited partners	$1,766	$641
General Partner	--	--

Total	$1,766	$641

Limited partner’s net income per
weighted-average depositary unit	$0.31	$0.11

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH FUND
(A Limited Partnership)
CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the period from December 31, 2001 to March 31, 2003
(in thousands of dollars)
(unaudited)

	Limited	General
	Partners	Partner	Total

Partners' capital as of December 31, 2001	$4,503	$--	$4,503

Net income	1,656	5	1,661

Cash distribution	(462)	(5)	(467)

Partners’ capital as of December 31, 2002	5,697	--	5,697

Net income	1,766	--	1,766

Partners' capital as of March 31, 2003	$7,463	$--	$7,463

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH FUND
(A Limited Partnership)
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
(unaudited)

	For the Three Months
	Ended March 31,
	2003	2002

Operating activities

Net income	$1,766	$641
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	39	40
Provision for (recovery of) bad debts	37	(48)
Gain on disposition of equipment	(75)	(125)
Equity in net (income) loss of an unconsolidated special-
purpose entity	(1,114)	278
Changes in operating assets and liabilities:
Accounts receivable	(38)	164
Prepaid expenses and other assets	(44)	(40)
Accounts payable and accrued expenses	(222)	(98)
Due to affiliates	(26)	11
Lessee deposits	(3)	2
Net cash provided by operating activities	320	825

Investing activities

Payments for capitalized improvements	(9)	--
Proceeds from disposition of equipment	77	153
Liquidation of investment in equipment placed in an unconsolidated special-purpose entity	1,147	--
Distributions from an unconsolidated special-purpose entity	348	154

Net cash provided by investing activities	1,563	307

Net increase in cash and cash equivalents	1,883	1,132

Cash and cash equivalents at beginning of period	4,935	3,354

Cash and cash equivalents at end of period	$6,818	$4,486

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH FUND
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

1.   Opinion of Management

In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited condensed financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the unaudited condensed financial position of PLM Equipment Growth Fund (the Partnership) as of March 31, 2003 and December 31, 2002, the unaudited condensed statements of income for the three months ended March 31, 2003 and 2002, the unaudited condensed statements of changes in partners’ capital for the period from December 31, 2001 to March 31, 2003, and the unaudited condensed statements of cash flows for the three months ended March 31, 2003 and 2002. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from the accompanying condensed financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2002, on file at the Securities and Exchange Commission.

Effective with the filing of this quarterly report, the Partnership will file all future quarterly and annual reports as an SB filer as allowed under Regulation S-B until such point that the Partnership no longer qualifies to be an SB filer.

2.   Schedule of Partnership Phases

The Partnership, in accordance with its limited partnership agreement, entered its liquidation phase on January 1, 1998, and has commenced an orderly liquidation of the Partnership’s assets. The Partnership will terminate on December 31, 2006, unless terminated earlier upon the sale of all equipment or by certain other events. The General Partner may no longer reinvest cash flows and surplus funds in equipment. All future cash flows and surplus funds, if any, are to be used for distributions to partners, except to the extent used to maintain reasonable reserves. During the liquidation phase, the Partnership’s assets will continue to be recorded at the lower of the carrying amount or fair value less cost to sell.

3. Reclassification

Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 presentations.

4.   Cash Distributions

Cash distributions are recorded when declared. Cash distributions are generally paid in the same quarter they are declared. Cash distributions may include amounts in excess of net income that are considered a return of capital. No cash distributions were paid to the limited partners during the three months ended March 31, 2003 and 2002.

5.   Transactions with General Partner and Affiliates

The balance due to affiliates as of March 31, 2003 and December 31, 2002 of $10,000 and $36,000, respectively, is a payable due to FSI and its affiliate for management fees.

The Partnership’s proportional share of the affiliated expenses incurred by the unconsolidated special-purpose entity (USPE) during 2003 and 2002 is listed in the following table (in thousands of dollars):

PLM EQUIPMENT GROWTH FUND
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

5.   Transactions with General Partner and Affiliates (continued)

	For the Three Months Ended March 31,
	2003	2002

Management fees	$41	$23
Data processing and administrative
expenses	3	5

These affiliated expenses reduced the Partnership’s proportional share of the equity interest in the income of the USPE.

6. Equipment

Owned equipment held for operating leases is stated at cost. The components of owned equipment were as follows (in thousands of dollars):

	March 31,	December 31,
	2003	2002

Railcars	$20,278	$20,516
Marine containers	369	369
	20,647	20,885
Less accumulated depreciation	(20,437)	(20,643)
Net equipment	$210	$242

As of March 31, 2003, all equipment was on lease, except for 68 railcars with an aggregate net book value of $0.1 million. As of December 31, 2002, all owned equipment in the Partnership’s portfolio was on lease except for 77 railcars with an aggregate net book value of $46,000.

For the three months ended March 31, 2003, the Partnership disposed of railcars with an aggregate net book value of $2,000 for proceeds of $0.1 million. For the three months ended March 31, 2002, the Partnership disposed of marine containers and railcars with an aggregate net book value of $15,000 for proceeds of $0.1 million.

7. Investment in Unconsolidated Special-Purpose Entity

The Partnership owns a 50% interest in the Clement Partnership that owned a product tanker jointly with an affiliated program. This is a single purpose entity that does not have any debt or other financial encumbrances. Ownership interest is based on the Partnership’s contribution towards the cost of the equipment in the USPE. The Partnership’s proportional share of equity and income in the entity is not necessarily the same as its ownership interest. The primary reason for this difference has to do with certain fees such as management and acquisition and lease negotiation fees varying among the owners of the USPE.

The table below sets forth 100% of the assets, liabilities, and equity of the entity in which the Partnership has an interest and the Partnership’s proportional share of equity in the entity as of March 31, 2003 and December 31, 2002 (in thousands of dollars):

PLM EQUIPMENT GROWTH FUND
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

7.   Investment in Unconsolidated Special-Purpose Entity (continued)

March 31,	December 31,
2003	2002

Assets
Equipment less accumulated depreciation	$--	$546
Receivables	822	745
Total assets	$822	$1,291

Liabilities
Accounts payable	$370	173
Due to affiliates	30	11

Total liabilities	400	184

Equity	422	1,107

Total liabilities and equity	$822	$1,291

Partnership’s share of equity	$198	$579

The table below sets forth 100% of the lease revenues, gain on disposition of equipment, direct and indirect expenses and net income (loss) of the entity in which the Partnership has an interest and the Partnership‘s proportional share of income (loss) in the equity for the three months ended March 31, 2003 and 2002 (in thousands of dollars):

For the three months ended
March 31,	2003	2002

Revenues	$1,070	$505
Gain on disposition of equipment	1,747	--
Less: Direct expenses	489	794
Indirect expenses	78	250

Net income (loss)	$2,250	(539)

Partnership’s share of net income (loss)	$1,114	$(278)

During 2003, the General Partner sold the product tanker owned by the entity in which the Partnership has a 50% interest. The Partnership’s interest in this entity was sold for proceeds of $1.2 million for its net investment of $0.3 million. As of December 31, 2002, the jointly-owned equipment in the Partnership’s USPE portfolio was on lease.

PLM EQUIPMENT GROWTH FUND
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

8.   Operating Segments

The Partnership operates or operated in three different segments: railcar leasing, marine container leasing, and marine vessel leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers. The following tables present a summary of the operating segments (in thousands of dollars):

		Marine	Marine
For the three months ended	Railcar	Container	Vessel
March 31, 2003	Leasing	Leasing	Leasing	Other 1	Total

Revenues
Lease revenue	$1,200	$4	$--	$--	$1,204
Interest income and other		--	--	19	19
Gain on disposition of equipment	75	--	--	--	75

Total revenues	1,275	4	--	19	1,298

Expenses
Operations support	325	4	--	18	347
Depreciation	34	5	--	--	39
General and administrative expenses	53	--	--	115	168
Management fees to affiliate	--	--	--	55	55
Provision for bad debts	37	--	--	--	37

Total expenses	449	9	--	188	646

Equity in net income of an USPE	--	--	1,114	--	1,114

Net income (loss)	$826	$(5)	$1,114	$(169)	$1,766

Total assets as of March 31, 2003	$420	$35	$198	$6,980	$7,633

		Marine	Marine
For the three months ended	Railcar	Container	Vessel
March 31, 2002	Leasing	Leasing	Leasing	Other 2	Total

Revenues
Lease revenue	$1,251	$9	$--	$--	$1,260
Interest income and other	--	--	--	14	14
Gain on disposition
of equipment	115	10	--	--	125

	1,366	19	--	14	1,399

Expenses
Operations support	264	--	--	16	280
Depreciation	33	7	--	--	40
General and administrative expenses	46	--	--	66	112
Management fees to affiliate	--	--	--	96	96
Recovery of bad debts	(48)	--	--	--	(48)

Total expenses	295	7	--	178	480

Equity in net loss of an USPE	--	--	(278)	--	(278)

Net income (loss)	$1,071	$12	$(278)	$(164)	$641

__________________________
  Includes certain assets not identifiable to a particular segment, such as cash and prepaid expenses. Also includes interest income and costs not identifiable to a particular segment, such as management fees to affiliate, and certain operations support and general and administrative expenses.
  Includes certain interest income and costs not identifiable to a particular segment, such as management fees to affiliate, certain operations support and general and administrative expenses.

PLM EQUIPMENT GROWTH FUND
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

9.  Net Income Per Weighted-Average Depositary Unit

Net income per weighted-average depositary unit was computed by dividing net income attributable to the limited partners by the weighted-average number of depositary units deemed outstanding during the period. The weighted-average number of depositary units deemed outstanding during the three months ended March 31, 2003 and 2002 was 5,784,275.

10.   Liquidation

On January 1, 1998, the General Partner began the liquidation phase of the Partnership and commenced an orderly liquidation of the Partnership’s assets. Given the current economic environment, and offers received for similar types of equipment owned by the Partnership, the General Partner has determined it would not be advantageous to sell the remaining Partnership equipment at the current time. The General Partner will continue to monitor the equipment markets to determine an optimal time to sell. In the meantime, equipment will continue to be leased, and re-leased at market rates as existing leases expire. The amounts reflected for assets and liabilities of the Partnership have not been adjusted to reflect liquidation values. The equipment portfolio continues to be carried at the lower of depreciated cost or fair value less cost to dispose. Although the General Partner estimates that there will be distributions after liquidation of assets and liabilities, the amounts cannot be accurately determined prior to actual liquidation of the equipment. Upon final liquidation, the Partnership will be dissolved.

11. Subsequent Event

In April 2003 a distribution totaling $2.0 million was declared and paid to the limited partners and General Partner representing $0.34 per limited partnership unit. This distribution was made from funds generated from operations and asset dispositions.

ITEM 2.   .   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)   RESULTS OF OPERATIONS

Comparison of PLM Equipment Growth Fund’s (the Partnership's) Operating Results for the Three Months Ended March 31, 2003 and 2002

(A)   Owned Equipment Operations

Lease revenues less direct expense (defined as repairs and maintenance expense and asset specific insurance) on owned equipment decreased during the first quarter of 2003 compared to the same quarter of 2002. Gains or losses from the sale of equipment, interest and other income and certain expenses such as depreciation and general and administrative expenses relating to the operating segments (see Note 8 to the unaudited condensed financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

	For the Three Months
	Ended March 31,
	2003	2002

Railcars	$875	$987
Marine containers	--	9

Railcars:   Railcar lease revenues and direct expenses were $1.2 million and $0.3 million, respectively, for the first quarter of 2003, compared to $1.3 million and $0.3 million, respectively, for the same quarter of 2002. Lease revenues decreased $0.1 million due to the disposition of railcars in 2003 and 2002.

Marine containers: Marine container lease revenues and direct expenses were $4,000 and $4,000 in the first quarter of 2003, compared to $9,000 and $-0-, respectively, for the same quarter of 2002. The decrease of $5,000 in lease revenues was due to the disposition of marine containers in 2002.

(B)   Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $0.3 million for the first quarter of 2003 increased from $0.2 million for the same period in 2002. Significant variances are explained as follows:

(i)   A $0.1 million increase in the provision for bad debts was based on the General Partner’s evaluation of the collectability of receivables compared to 2002.

(ii)  A $0.1 million increase in general and administrative expenses was due to increased professional service costs.

                                (iii)  A $41,000 decrease in management fee expense was due to reduced cash flow from operating activities.

(C)   Gain on Disposition of Owned Equipment

Gain on disposition of equipment in the first quarter of 2003 totaled $0.1 million, and resulted from the disposition of railcars with an aggregate net book value of $2,000, for proceeds of $0.1 million. Gain on disposition of equipment in the first quarter of 2002 totaled $0.1 million, and resulted from the disposition of marine containers and railcars with an aggregate net book value of $15,000, for proceeds of $0.1 million.

(D)   Equity in Net Income (Loss) of an Unconsolidated Special-Purpose Entity (USPE)

Equity in net income (loss) of an USPE represents the Partnership’s share of the net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method of accounting. This entity is a single purpose entity that has no debt or other financial encumbrances.

During the first quarter of 2003, the Partnership’s share of lease revenues of $0.5 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.3 million. During the same period of 2002, lease revenues of $0.2 million were offset by depreciation, direct expenses, and administrative expenses of $0.5 million. The increase in lease revenues of $0.3 million was due to a decrease in off-lease time in the first quarter of 2003 compared to the same period of 2002. The decrease in depreciation expense, direct expenses, and administrative expenses of $0.2 million is due to a $0.1 million decrease in depreciation expense, and a $0.1 million decrease in operating expenses due to the sale of the marine vessel in the first quarter of 2003.

During the first quarter of 2003, the product tanker owned by the entity in which the Partnership has an interest was sold and the Partnership recorded a $0.9 million in equity income from an USPE related to the sale of the marine vessel.

(E)   Net Income

As a result of the foregoing, the Partnership's net income was $1.8 million, compared to net income of $0.6 million during the first quarter of 2002. The Partnership's ability to acquire operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the first quarter of 2003 is not necessarily indicative of future periods.

(II)   CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires PLM Financial Services, Inc. (FSI or the General Partner) to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On a regular basis, the General Partner reviews these estimates, including those related to asset lives and depreciation methods, impairment of long-lived assets, allowance for doubtful accounts, and contingencies and litigation. These estimates are based on the General Partner's historical experience and on various other assumptions believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The General Partner believes, however, that the estimates, including those for the above-listed items, are reasonable and that actual results will not vary significantly from the estimated amounts.

The General Partner believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Partnership's financial statements:

Asset lives and depreciation methods: The Partnership’s primary business involves the purchase and subsequent lease of long-lived transportation and related equipment. The General Partner has chosen asset lives that it believes correspond to the economic life of the related asset. The General Partner has chosen a deprecation method that it believes matches the benefit to the Partnership from the asset with the associated costs. These judgments have been made based on the General Partner’s expertise in each equipment segment that the Partnership operates. If the asset life and depreciation method chosen does not reduce the book value of the asset to at least the potential undiscounted future cash flows from the asset to the Partnership, the Partnership would be required to record an impairment. Likewise, if the net book value of the asset was reduced by an amount greater than the economic value has deteriorated, the Partnership may record a gain on sale upon final disposition of the asset.

Impairment of long-lived assets: Whenever there is an indicator that an impairment may exist, the General Partner reviews the carrying value of equipment, and investment in an USPE to determine if the carrying value of the assets may not be recoverable in consideration of current economic conditions. This requires the General Partner to make estimates related to future undiscounted cash flows from each asset as well as the determination if the deterioration is temporary or permanent. If these estimates or the related assumptions change in the future, the Partnership may be required to record an impairment loss.

Allowance for doubtful accounts: The Partnership maintains allowances for doubtful accounts for estimated losses resulting from the inability of the lessees to make the lease payments. These estimates are primarily based on the amount of time that has lapsed since the related payments were due as well as specific knowledge related to the ability of the lessees to make the required payments. If the financial condition of the Partnership’s lessees were to deteriorate, additional allowances could be required that would reduce income. Conversely, if the financial condition of the lessees were to improve or if legal remedies to collect past due amounts were successful, the allowance for doubtful accounts may need to be reduced and income would be increased.

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

(III)   FINANCIAL CONDITION -- CAPITAL RESOURCES AND LIQUIDITY

For the three months ended March 31, 2003, the Partnership generated $0.3 million in operating cash to meet its operating obligations.

During the three months ended March 31, 2003, the Partnership disposed of railcars and received proceeds of $0.1 million.

Investment in an unconsolidated special purpose entity decreased $0.4 million during the three months ended March 31, 2003 due to operating cash distributions of $0.3 million and liquidating distribution proceeds of $1.2 million to the Partnership from the USPE, being partially offset by income of $1.1 million that was recorded by the Partnership for its equity interest in the USPE.

Prepaid expense and other assets increased $44,000 during the three months ended March 31, 2003 due to the payment of an annual insurance premium in the first quarter of 2003.

Accounts payable decreased $0.2 million in the three months ended March 31, 2003 due to the timing of payments to vendors.

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

Several factors may affect the Partnership's operating performance in the remainder of 2003 and beyond, including changes in the markets for the Partnership's equipment and changes in the regulatory environment in which that equipment operates.

Liquidation of the Partnership’s equipment represents a reduction in the size of the equipment portfolio and may result in a reduction of contribution to the Partnership. Other factors affecting the Partnership’s contribution in the remainder of 2003 and beyond include:

  The Partnership’s marine containers are in excess of 13 years of age and are no longer suitable for use in international commerce either due to its specific physical condition or lessees’ preference for newer equipment. Demand for these marine containers will continue to be weak due to their age.

  Industry-wide chemical shipments, a key driver for the demand for the types of railcars which are the core of Partnership's fleet, were up 4% in the first quarter of 2003 compared to the same period of last year, although the growth in comparable shipments slowed in March. Looking at other leading indicators, rail’s modal share increased slightly to 42%. North American railcar manufacturing capacity utilization, as reported by the Federal Reserve, was 75%, flat with the prior quarter and same period of last year. Full service leasing held its share of the overall leasing market; and overall industry-wide railcar utilization has been on a slightly positive trend since the third quarter of 2002. While the demand for railcars by key industry shippers in the most important commodity markets for the Partnership's car types hit the trough in the middle of 2002, the speed of recovery has been retarded by the uncertainties caused by the war in Iraq and a continued workout of idle railcar inventories.

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

The General Partner expects audit fees to increase during 2003 due to additional audit and accounting requirements resulting from Sarbanes-Oxley. The General Partner cannot estimate the amount of the increase in this fee at this point.

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

The Partnership intends to use cash flow from operations and proceeds from dispositions of equipment to satisfy its operating requirements, maintain working capital reserves, and pay cash distributions to the unitholders.

(V) FORWARD-LOOKING INFORMATION

Except for historical information contained herein, this Form 10-QSB contains forward-looking statements that involve risks and uncertainties, such as statements of the Partnership’s plans, objectives, expectations, and intentions. The cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-QSB. The Partnership’s actual results could differ materially from those discussed here.

ITEM 3.   CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, evaluations were carried out under the supervision and with the participation of the General Partner’s management, including its President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon those evaluations, the President and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes have been made in the Partnership’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluations.

PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)      Exhibits

      None.

   (b)   Reports on Form 8-K

      None.

CONTROL CERTIFICATION

I, James A. Coyne, certify that:

  I have reviewed this quarterly report on Form 10-QSB of PLM Equipment Growth Fund.

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

  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this quarterly report is prepared;

  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and board of Managers:

  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

  The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003                               By:   /s/ James A. Coyne
  James A. Coyne
  President
  (Principal Executive Officer)

CONTROL CERTIFICATION

I, Richard K Brock, certify that:

  I have reviewed this quarterly report on Form 10-QSB of PLM Equipment Growth Fund.

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

  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this quarterly report is prepared;

  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and board of Managers:

  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

  The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003                                By:   /s/ Richard K Brock
  Richard K Brock
  Chief Financial Officer
  (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         PLM EQUIPMENT GROWTH FUND

     By:   PLM Financial Services, Inc.
                                                                                                                                                                                       General Partner

 Date: May 12, 2003                                                                                                                                         By:           /s/ Richard K Brock
                                                                                                                                                                                     Chief Financial Officer

CERTIFICATION

The undersigned hereby certifies, in their capacity as an officer of the General Partner of PLM Equipment Growth Fund (the Partnership), that the Quarterly Report of the Partnership on Form 10-QSB for the period ended March 31, 2003, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Partnership at the end of such period and the results of operations of the Partnership for such period.

                                                                                                                                                                     PLM EQUIPMENT GROWTH FUND

                                                                                                                                                                     By:   PLM Financial Services, Inc.
       General Partner

Date: May 12, 2003                                                                                                                                         By:   /s/ James A. Coyne
                                                                                                                                                                             President

Date: May 12, 2003                                                                                                                                         By:   /s/ Richard K Brock
       Chief Financial Officer