Form 10QSB
period 2003-06-30
PLM EQUIPMENT GROWTH FUND
filed 2003-08-14
CIK 788813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________
FORM 10-QSB

                                            [x]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarter ended June 30, 2003

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

- -

PLM EQUIPMENT GROWTH FUND
(A Limited Partnership)
CONDENSED BALANCE SHEETS
(in thousands of dollars, except unit amounts)
(unaudited)

	June 30,	December 31,
	2003	2002

Assets

Equipment held for operating leases, at cost	$20,117	$20,885
Less accumulated depreciation	(19,962)	(20,643)

Net equipment	155	242

Cash and cash equivalents	5,382	4,935
Accounts receivable, less allowance for doubtful accounts
of $73 in 2003 and $72 in 2002	204	254
Investment in an unconsolidated special-purpose entity	46	579
Prepaid expenses and other assets	120	108

Total assets	$5,907	$6,118

Liabilities and partners’ capital

Liabilities:
Accounts payable and accrued expenses	$108	$379
Due to affiliates	19	36
Lessee deposits	1	6
Total liabilities	128	421

Commitments and contingencies

Partners' capital:
Limited partners (5,784,275 depositary units)	5,779	5,697
General Partner	--	--
Total partners' capital	5,779	5,697

Total liabilities and partners' capital	$5,907	$6,118

See accompanying notes to unaudited condensed financial statements.
- -

PLM EQUIPMENT GROWTH FUND
(A Limited Partnership)
CONDENSED STATEMENTS OF INCOME
(in thousands of dollars, except weighted-average unit amounts)
(unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2003	2002	2003	2002

Revenues

Lease revenue	$1,114	$1,168	$2,318	$2,428
Interest and other income	17	19	36	33
Gain on disposition of equipment	21	9	96	134
Total revenues	1,152	1,196	2,450	2,595

Expenses

Depreciation	33	38	72	78
Repairs and maintenance	448	367	763	623
Insurance expense	33	23	65	47
Management fees to affiliate	49	63	104	159
General and administrative expenses to affiliates	30	40	82	78
Other general and administrative expenses	137	167	253	241
(Recovery of) provision for bad debts	(18)	(6)	19	(54)
Total expenses	712	692	1,358	1,172

Equity in net income (loss) of an unconsolidated
special-purpose entity	(137)	(15)	977	(293)

Net income	$303	$489	$2,069	$1,130

Partners' share of net income

Limited partners	$283	$484	$2,049	$1,125
General Partner	20	5	20	5

Total	$303	$489	$2,069	$1,130

Limited partners’ net income per weighted-average
depositary unit	$0.05	$0.08	$0.35	$0.19

See accompanying notes to unaudited condensed financial statements.
- -

PLM EQUIPMENT GROWTH FUND
(A Limited Partnership)
CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the period from December 31, 2002 to June 30, 2003
(in thousands of dollars)
(unaudited)

	Limited	General
	Partners	Partner	Total

Partners’ capital as of December 31, 2002	$5,697	$--	$5,697

Net income	2,049	20	2,069

Cash distributions	(1,967)	(20)	(1,987)

Partners' capital as of June 30, 2003	$5,779	$--	$5,779

See accompanying notes to unaudited condensed financial statements.
- -

PLM EQUIPMENT GROWTH FUND
(A Limited Partnership)
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
(unaudited)

	For the Six Months
	Ended June 30,
	2003	2002

Operating activities

Net income	$2,069	$1,130
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	72	78
Gain on disposition of equipment	(96)	(134)
Provision for (recovery of) bad debts	19	(54)
Equity in net (income) loss of an unconsolidated special-
purpose entity	(977)	293
Changes in operating assets and liabilities:
Accounts receivable	64	184
Prepaid expenses and other assets	(12)	(16)
Accounts payable and accrued expenses	(271)	(89)
Due to affiliates	(17)	23
Lessee deposits	(5)	(9)
Net cash provided by operating activities	846	1,406

Investing activities

Payments for capitalized improvements	(9)	(1)
Proceeds from disposition of equipment	87	167
Liquidation of investment in equipment placed in an
unconsolidated special-purpose entity	1,147	--
Additional investments in unconsolidated
special-purpose entities to fund operations	--	(4)
Distributions from an unconsolidated special-purpose entity	363	--

Net cash provided by investing activities	1,588	162

Financing activities

Cash distribution paid to limited partners	(1,967)	(462)
Cash distribution paid to General Partner	(20)	(5)

Net cash used in financing activities	(1,987)	(467)

Net increase in cash and cash equivalents	447	1,101

Cash and cash equivalents at beginning of period	4,935	3,354

Cash and cash equivalents at end of period	$5,382	$4,455

See accompanying notes to unaudited condensed financial statements.
- -

PLM EQUIPMENT GROWTH FUND
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

1.   Basis of Presentation

The accompanying unaudited condensed financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the unaudited condensed financial position of PLM Equipment Growth Fund (the Partnership) as of June 30, 2003 and December 31, 2002, the unaudited condensed statements of income for the three and six months ended June 30, 2003 and 2002, the unaudited condensed statements of changes in partners’ capital for the period from December 31, 2002 to June 30, 2003, and the unaudited condensed statements of cash flows for the six months ended June 30, 2003 and 2002. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from the accompanying condensed financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2002, on file at the Securities and Exchange Commission.

2.   Reclassifications

Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 presentations.

3.   Cash Distributions

Cash distributions are recorded when declared. Cash distributions are generally paid in the same quarter they are declared. Cash distributions may include amounts in excess of net income that are considered a return of capital. For the six months ended June 30, 2003 and 2002 cash distributions totaled $2.0 million and $0.5 million, respectively, or $0.34 and $0.08 per limited partners’ weighted-average depositary unit, respectively. None of the cash distributions in the six months ended June 30, 2003 or 2002 were deemed to be a return of capital.

4.   Transactions with General Partner and Affiliates

The balance due to affiliates as of June 30, 2003 and December 31, 2002 of $19,000 and $36,000, respectively, is a payable due to PLM Financial Services, Inc. (FSI or the General Partner) for management fees.

The Partnership’s proportional share of the affiliated expenses incurred by the unconsolidated special-purpose entity (USPE) during 2003 and 2002 is listed in the following table (in thousands of dollars):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002

Management fees	$(1)	$(31)	$40	$(8)
Data processing and administrative
expense	1	5	4	10

These affiliated expenses reduced or increased the Partnership’s proportional share of the equity interest in the income of the USPE.
- -

PLM EQUIPMENT GROWTH FUND
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

5.   Equipment

Owned equipment held for operating leases is stated at cost. The components of owned equipment were as follows (in thousands of dollars):

	June 30,	December 31,
	2003	2002

Railcars	$19,803	$20,516
Marine containers	314	369
	20,117	20,885
Less accumulated depreciation	(19,962)	(20,643)
Net equipment	$155	$242

As of June 30, 2003, all equipment was on lease, except for 68 railcars with an aggregate net book value of $16,000. As of December 31, 2002, all owned equipment in the Partnership’s portfolio was on lease except for 77 railcars with an aggregate net book value of $46,000.

For the six months ended June 30, 2003, the Partnership disposed of railcars and marine containers with an aggregate net book value of $23,000 for proceeds of $0.1 million. For the six months ended June 30, 2002, the Partnership disposed of railcars and marine containers with an aggregate net book value of $17,000 for proceeds of $0.2 million.

Equipment held for operating leases is stated at cost less any reductions to the carrying value as required by Financial Accounting Standards Board (FASB) No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets".

 In6.     Investment in Unconsolidated Special-Purpose Entity

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

The table below sets forth 100% of the assets, liabilities, and equity of the entity in which the Partnership has an interest and the Partnership’s proportional share of equity in the entity as of June 30, 2003 and December 31, 2002 (in thousands of dollars):

June 30,	December 31,
2003	2002

Assets
Equipment less accumulated depreciation	$--	$546
Receivables	234	745
Total assets	$234	$1,291

Liabilities
Accounts payable	$105	$173
Due to affiliates	21	11

Total liabilities	126	184

Equity	108	1,107

Total liabilities and equity	$234	$1,291

Partnership’s share of equity	$46	$579

- -

PLM EQUIPMENT GROWTH FUND
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

6.   Investment in Unconsolidated Special-Purpose Entity (continued)

The table below sets forth 100% of the lease revenues, gain on disposition of equipment, direct and indirect expenses and net income (loss) of the entity in which the Partnership has an interest and the Partnership‘s proportional share of income (loss) in the equity for the three and six months ended June 30, 2003 and 2002 (in thousands of dollars):

For the three months ended
June 30,	2003	2002

Revenues	$(204)	$1,180
Less: Direct expenses	64	1,045
Indirect expenses	4	232

Net loss	$(272)	(97)

Partnership’s share of net loss	$(137)	$(15)

For the six months ended
June 30,	2003	2002

Revenues	$867	$1,685
Gain on disposition of equipment	1,745	--
Less: Direct expenses	553	1,839
Indirect expenses	82	481

Net income (loss)	$1,977	(635)

Partnership’s share of net income (loss)	$977	$(293)

During 2003, the General Partner sold the product tanker owned by the entity in which the Partnership has a 50% interest. The Partnership’s interest in this entity was sold for proceeds of $1.1 million for its net investment of $0.3 million. As of December 31, 2002, the jointly-owned equipment in the Partnership’s USPE portfolio was on lease.

7.   Operating Segments

The Partnership operates or operated in three different segments: railcar leasing, marine container leasing, and marine vessel leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers. The following tables present a summary of the operating segments (in thousands of dollars):

		Marine	Marine
For the three months ended	Railcar	Container	Vessel
June 30, 2003	Leasing	Leasing	Leasing	Other [1]	Total

Revenues
Lease revenue	$1,111	$3	$--	$--	$1,114
Interest income and other income	--	--	--	17	17
Gain on disposition of equipment	15	6	--	--	21

Total revenues	1,126	9	--	17	1,152

Expenses
Operations support	458	4	--	19	481
Depreciation	28	5	--	--	33
General and administrative expenses	64	--	--	103	167
Management fees to affiliate	--	--	--	49	49
Recovery of bad debts	(18)	--	--	--	(18)

Total expenses	532	9	--	171	712

Equity in net loss of an USPE	--	--	(137)	--	(137)

Net income (loss)	$594	$--	$(137)	$(154)	$303

Total assets as of June 30, 2003	$329	$30	$46	$5,502	$5,907

__________________________
  Includes certain assets not identifiable to a particular segment, such as cash and prepaid expenses. Also includes interest income and costs not identifiable to a particular segment, such as management fees to affiliate, and certain operations support and general and administrative expenses.
- -

PLM EQUIPMENT GROWTH FUND
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

7.   Operating Segments (continued)

		Marine	Marine
For the three months ended	Railcar	Container	Vessel
June 30, 2002	Leasing	Leasing	Leasing	Other [1]	Total

Revenues
Lease revenue	$1,162	$6	$--	$--	$1,168
Interest income and other income	--	--	--	19	19
Gain on disposition of equipment	6	3	--	--	9

Total revenues	1,168	9	--	19	1,196

Expenses
Operations support	374	--	--	16	390
Depreciation	32	6	--	--	38
General and administrative expenses	60	--	--	147	207
Management fees to affiliate	--	--	--	63	63
Recovery of bad debts	(6)	--	--	--	(6)

Total expenses	460	6	--	226	692

Equity in net loss of an USPE	--	--	(15)	--	(15)

Net income (loss)	$708	$3	$(15)	$(207)	$489

		Marine	Marine
For the six months ended	Railcar	Container	Vessel
June 30, 2003	Leasing	Leasing	Leasing	Other [1]	Total

Revenues
Lease revenue	$2,311	$7	$--	$--	$2,318
Interest income and other income	--	--	--	36	36
Gain on disposition of equipment	90	6	--	--	96

Total revenues	2,401	13	--	36	2,450

Expenses
Operations support	783	8	--	37	828
Depreciation	62	10	--	--	72
General and administrative expenses	117	--	--	218	335
Management fees to affiliate	--	--	--	104	104
Provision for bad debts	19	--	--	--	19

Total expenses	981	18	--	359	1,358

Equity in net income of an USPE	--	--	977	--	977

Net income (loss)	$1,420	$(5)	$977	$(323)	$2,069

		Marine	Marine
For the six months ended	Railcar	Container	Vessel
June 30, 2002	Leasing	Leasing	Leasing	Other 1	Total

Revenues
Lease revenue	$2,413	$15	$--	$--	$2,428
Interest income and other income	--	--	--	33	33
Gain on disposition of equipment	121	13	--	--	134

Total revenues	2,534	28	--	33	2,595

Expenses
Operations support	638	--	--	32	670
Depreciation	65	13	--	--	78
General and administrative expenses	106	--	--	213	319
Management fees to affiliate	--	--	--	159	159
Recovery of bad debts	(54)	--	--	--	(54)

Total expenses	755	13	--	404	1,172

Equity in net loss of an USPE	--	--	(293)	--	(293)

Net income (loss)	$1,779	$15	$(293)	$(371)	$1,130

1.   Includes interest income and costs not identifiable to a particular segment, such as management fees to affiliate, certain operations support and general and administrative expenses.
- -

PLM EQUIPMENT GROWTH FUND
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

8.   Net Income Per Weighted-Average Depositary Unit

Net income per weighted-average depositary unit was computed by dividing net income attributable to the limited partners by the weighted-average number of depositary units deemed outstanding during the period. The weighted-average number of depositary units deemed outstanding during the three and six months ended June 30, 2003 and 2002 was 5,784,275.

9.   Liquidation

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

10.   Recent Accounting Pronouncements

In January 2003, Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). This interpretation clarifies existing accounting principles related to the preparation of consolidated financial statements when the owners of an USPE do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from others. FIN 46 requires the Partnership to evaluate all existing arrangements to identify situations where the Partnership has a “variable interest,” commonly evidenced by a guarantee arrangement or other commitment to provide financial support, in a “variable interest entity,” commonly a thinly capitalized entity, and further determine when such variable interest requires the Partnership to consolidate the variable interest entities’ financial statements with its own. The Partnership is required to perform this assessment by September 30, 2003 and consolidate any variable interest entities for which the Partnership will absorb a majority of the entities’ expected losses or receive a majority of the expected residual gains. The General Partner has not determined the impact of FIN 46 on the financial position or results of operations of the Partnership.

In May 2003, FASB issued Statement of Financial Accounting Standard No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (SFAS No. 150) establishes standards for how the Partnership classifies and measures certain financial instruments with characteristics of both liabilities and equity. In addition, SFAS No. 150 requires the Partnership to classify certain instruments with specific characteristics described in it as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The General Partner does not expect that the adoption of SFAS No. 150 will have a significant impact on either its financial position or results of operations.

11.   Subsequent Event

During August 2003, the Partnership declared and paid cash distributions to the partners totaling $2.5 million.
- -

ITEM 2    .   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)   RESULTS OF OPERATIONS

Comparison of PLM Equipment Growth Fund’s (the Partnership's) Operating Results for the Three Months Ended June 30, 2003 and 2002

(A)   Owned Equipment Operations

Lease revenues less direct expense (defined as repairs and maintenance expense and asset specific insurance) on owned equipment decreased during the second quarter of 2003 compared to the same quarter of 2002. Gains from the sale of equipment, interest and other income and certain expenses such as depreciation and general and administrative expenses relating to the operating segments (see Note 7 to the unaudited condensed financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

	For the Three Months
	Ended June 30,
	2003	2002

Railcars	$653	$788
Marine containers	(1)	6

Railcars:   Railcar lease revenues and direct expenses were $1.1 million and $0.5 million, respectively, for the second quarter of 2003, compared to $1.2 million and $0.4 million, respectively, for the same quarter of 2002. Lease revenues decreased $0.1 million due to the disposition of railcars in 2003 and 2002.

Marine containers: Marine container lease revenues and direct expenses were $3,000 and $4,000 in the second quarter of 2003, compared to $6,000 and $-0-, respectively, for the same quarter of 2002. The decrease of $3,000 in lease revenues was due to the disposition of marine containers in 2003 and 2002.

(B)   Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $0.3 million for the second quarter of 2003 and 2002. Significant variances are explained as follows:

  A $40,000 decrease in general and administrative expenses was due to decreased professional service costs resulting from the reduction in the equipment portfolio; and

  A $14,000 decrease in management fee expense was due to reduced cash flow from operating activities.

(C)   Gain on Disposition of Owned Equipment

Gain on disposition of equipment in the second quarter of 2003 totaled $21,000, and resulted from the disposition of railcars and marine containers with an aggregate net book value of $21,000, for proceeds of $42,000. Gain on disposition of equipment in the second quarter of 2002 totaled $9,000, and resulted from the disposition of railcars and marine containers with an aggregate net book value of $2,000, for proceeds of $11,000.

(D)   Equity in Net Loss of an Unconsolidated Special-Purpose Entity (USPE)

Equity in net loss of an USPE represents the Partnership’s share of the net loss generated from the operation of a jointly-owned entity that owned a marine vessel accounted for under the equity method of accounting. This entity is a single purpose entity that has no debt or other financial encumbrances.

During the second quarter of 2003, the Partnership’s share of lease revenues of $(0.1) million were offset by direct expenses and administrative expenses of $35,000. During the same period of 2002, lease revenues of $0.6 million were offset by depreciation, direct expenses, and administrative expenses of $0.6 million. The decrease in lease revenues of $0.7 million and direct expenses of $0.6 million was due to the sale of the entity in which the Partnership had an ownership interest during the first quarter of 2003.

(E)   Net Income

As a result of the foregoing, the Partnership's net income was $0.3 million for the second quarter of 2003 compared to net income of $0.5 million during the same period of 2002. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the second quarter of 2003 is not necessarily indicative of future periods. In the second quarter of 2003, the Partnership distributed $2.0 million to the limited partners, or $0.34 per limited partners’ weighted-average depositary unit.

Comparison of the Partnership's Operating Results for the Six Months Ended June 30, 2003 and 2002

(A)   Owned Equipment Operations

Lease revenues less direct expense on owned equipment decreased during the six months ended June 30, 2003 compared to the same period of 2002. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

	For the Six Months
	Ended June 30,
	2003	2002

Railcars	$1,528	$1,775
Marine containers	(1)	15

Railcars:   Railcar lease revenues and direct expenses were $2.3 million and $0.8 million, respectively, for the six months ended June 30, 2003, compared to $2.4 million and $0.6 million, respectively, for the same period of 2002. Lease revenues decreased $0.1 million due to the disposition of railcars in 2003 and 2002. During the six months ended June 30, 2003, direct expenses increased $0.1 million due to an increase in repairs and maintenance compared to the same period of 2002.

Marine containers: Marine container lease revenues and direct expenses were $7,000 and $8,000 in the six months ended June 30, 2003, compared to $15,000 and $-0-, respectively, for the same period of 2002. The decrease of $8,000 in lease revenues was due to the disposition of marine containers in 2002.

(B)   Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $0.6 million for the six months ended June 30, 2003 increased from $0.5 million for the same period in 2002. Significant variances are explained as follows:

(i)   Provision for bad debts increased $0.1 million during the six months ended June 30, 2003 compared to the same period of 2002. During 2002, the Partnership collected $0.1 million in accounts receivable that had been previously reserved for as a bad debt. A similar event did not occur during 2003. During 2003, the provision for bad debts was based on PLM Financial Services, Inc., (the General Partner’s) evaluation of the collectability of receivables compared to 2002;

(ii)   A $16,000 increase in general and administrative expenses was due to increased professional service costs; and

  A $0.1 million decrease in management fee expense was due to reduced cash flow from operating activities.

(C)   Gain on Disposition of Owned Equipment

Gain on disposition of equipment in the six months ended June 30, 2003 totaled $0.1 million, and resulted from the disposition of railcars and marine containers with an aggregate net book value of $23,000, for proceeds of $0.1 million. Gain on disposition of equipment in the six months ended June 30, 2002 totaled $0.1 million, and resulted from the disposition of railcars and marine containers with an aggregate net book value of $17,000, for proceeds of $0.2 million.
- -

(D)   Equity in Net Income (Loss) of an Unconsolidated Special-Purpose Entity

Equity in net income (loss) of an USPE represents the Partnership’s share of the net income (loss) generated from the operation of jointly-owned entity that owned a marine vessel accounted for under the equity method of accounting. This entity is a single purpose entity that has no debt or other financial encumbrances.

During the six months ended June 30, 2003, the Partnership’s share of lease revenues of $0.4 million and the gain of $0.9 million from the sale of this entity in which the Partnership had an interest were offset by depreciation expense, direct expenses, and administrative expenses of $0.3 million. During the same period of 2002, lease revenues of $0.8 million were offset by depreciation, direct expenses, and administrative expenses of $1.1 million. The decrease in lease revenues of $0.4 million and the decrease in depreciation expense, direct expenses, and administrative expenses of $0.8 million is due to the sale of the marine vessel owned by this entity during the first quarter of 2003.

(E)   Net Income

As a result of the foregoing, the Partnership's net income was $2.1 million for the six months ended June 30, 2003, compared to net income of $1.1 million during the same period of 2002. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the six months ended June 30, 2003 is not necessarily indicative of future periods. During the six months ended June 30, 2003, the Partnership distributed $2.0 million to the limited partners, or $0.34 per limited partners’ weighted-average depositary unit.

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

The General Partner believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Partnership's financial statements:

Revenue recognition: Lease revenues are earned by the Partnership monthly and no significant amounts are calculated on factors other than the passage of time. The Partnership’s leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred.

Asset lives and depreciation methods: The Partnership’s primary business involves the purchase and subsequent lease of long-lived transportation and related equipment. The General Partner has chosen asset lives that it believes correspond to the economic life of the related asset. The General Partner has chosen a deprecation method that it believes matches the benefit to the Partnership from the asset with the associated costs. These judgments have been made based on the General Partner’s expertise in each equipment segment that the Partnership operates. If the asset life and depreciation method chosen does not reduce the book value of the asset to at least the potential undiscounted future cash flows from the asset to the Partnership, the Partnership would be required to record an impairment. Likewise, if the net book value of the asset was less than the economic value, the Partnership may record a gain on sale upon final disposition of the asset.

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

(III)   FINANCIAL CONDITION -- CAPITAL RESOURCES AND LIQUIDITY

For the six months ended June 30, 2003, the Partnership generated $0.8 million in operating cash to meet its operating obligations and make cash distribution to the partners. Cash distribution of $2.0 million to the partners was funded by operations and equipment sales proceeds.

During the six months ended June 30, 2003, the Partnership disposed of owned equipment for proceeds of $0.1 million of which $44,000 is included in accounts receivable at June 30, 2003. The Partnership also received liquidating distributions of $1.1 million from the sale of an asset in an USPE.

Accounts receivable decreased $0.1 million during the six months ended June 30, 2003 due the timing of cash receipts partially offset by an increase of $44,000 due to the uncollected sale proceeds from the sale of Partnership railcars.

Investment in an unconsolidated special purpose entity decreased $0.5 million during the six months ended June 30, 2003 due to operating cash distributions of $0.4 million and a liquidating distribution of $1.1 million to the Partnership from the USPE, being partially offset by income of $1.0 million that was recorded by the Partnership for its equity interest in the USPE.

Accounts payable decreased $0.3 million in the six months ended June 30, 2003 due to the timing of payments to vendors.

During August 2003, the Partnership declared and paid cash distribution of $2.5 million to the partners.

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

(IV)   RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). This interpretation clarifies existing accounting principles related to the preparation of consolidated financial statements when the owners of an USPE do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from others. FIN 46 requires the Partnership to evaluate all existing arrangements to identify situations where the Partnership has a “variable interest,” commonly evidenced by a guarantee arrangement or other commitment to provide financial support, in a “variable interest entity,” commonly a thinly capitalized entity, and further determine when such variable interest requires the Partnership to consolidate the variable interest entities’ financial statements with its own. The Partnership is required to perform this assessment by September 30, 2003 and consolidate any variable interest entities for which the Partnership will absorb a majority of the entities’ expected losses or receive a majority of the expected residual gains. The General Partner has not determined the impact FIN 46 will have on the financial condition or results of operation of the Partnership.

In May 2003, FASB issued Statement of Financial Accounting Standard No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (SFAS No. 150) establishes standards for how the Partnership classifies and measures certain financial instruments with characteristics of both liabilities and equity. In addition, SFAS No. 150 requires the Partnership to classify certain instruments with specific characteristics described in it as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The General Partner does not expect that the adoption of SFAS No. 150 will have a significant impact on either its financial position or results of operations.
(V)   OUTLOOK FOR THE FUTURE

The Partnership is in its liquidation phase. Since the Partnership is in its active liquidation phase, the General Partner is seeking to selectively re-lease or sell assets as the existing leases expire. Sale decisions may cause the operating performance of the Partnership to decline over the remainder of its life. Although the General Partner estimates that there will be distributions to the partners after final disposal of assets and settlement of liabilities, the amounts cannot be accurately determined prior to actual disposal of the equipment.

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

  Signs of economic recovery in the railcar segment continue to be mixed. Total industrial production rose in May for the first time in three months and Leading Economic Indicators remain positive. However, costs in the fertilizer industry have remained high, putting pressure on the profitability of ammonia producers, a key market segment for the demand of the types of railcars which are the core of Partnership's fleet. As manufacturing recovers, chemical and allied products car loadings are generally forecast to grow between 1% and 3% in the third and fourth quarters of 2003. North American railcar manufacturing capacity utilization, as reported informally by the manufacturers themselves, continues to increase and lead times are extending. Full service leasing has been on a slightly positive trend since the third quarter of 2002. The speed of recovery in lease rates will continue to be dependent on the number of idle railcars in fleets owned by various shippers.

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

(VI) FORWARD-LOOKING INFORMATION

Except for historical information contained herein, this Form 10-QSB contains forward-looking statements that involve risks and uncertainties, such as statements of the Partnership’s plans, objectives, expectations, and intentions. The cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-QSB. There are a number of important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made herein. These factors include, but are not limited to, the collection of the Partnership’s contracted rents, the realization of residual proceeds, and future economic conditions.

ITEM 3.   CONTROLS AND PROCEDURES

Limitations on the Effectiveness of Controls

The General Partner’s management, including it’s President and Chief Accounting Officer (CAO), does not expect that our internal controls or disclosure control will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

Because of the inherent limitations in all control systems, no evaluation of control can provide absolute assurance that all control issues and instances of fraud, if any, within the Partnership have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, collusion of two or more people, or by management override of the control. The design of any system of controls also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Notwithstanding the forgoing limitations, we believe that our internal controls and disclosure control provide reasonable assurances that the objectives of our control system are met.

Quarterly Evaluation of the Partnership’s Disclosure Controls and Internal Controls

(1)   Within the 90-day period prior to the filing of this report, the General Partner carried out an evaluation, under the supervision and with the participation of the General Partner’s management, including it’s President and CAO, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and CAO concluded that the Partnership’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Partnership’s required to be included in the Partnership’s exchange act filings.

(2)   There have been no significant changes in the Partnership’s internal controls or in other factors which could significantly affect internal controls subsequent to the date of the General Partner carried out its evaluations.
- -

PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)    Exhibits

      None.

   (b)   Reports on Form 8-K

Report dated June 5, 2003 announcing the engagement of Ernst & Young LLP as the Partnership’s auditors and the dismissal of Deloitte & Touche LLP.
- -

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

Date: August 13, 2003   By:   /s/ James A. Coyne
   James A. Coyne
   President
   (Principal Executive Officer)
- -

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

Date: August 13, 2003   By:   /s/ Richard K Brock
   Richard K Brock
   Chief Financial Officer
   (Principal Financial Officer)
- -

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

        PLM EQUIPMENT GROWTH FUND

              By:   PLM Financial Services, Inc.
        General Partner

 Date: August 13, 2003    By:    /s/ Richard K Brock
   Chief Financial Officer

CERTIFICATION

The undersigned hereby certifies, in their capacity as an officer of the General Partner of PLM Equipment Growth Fund (the Partnership), that the Quarterly Report of the Partnership on Form 10-QSB for the period ended June 30, 2003, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Partnership at the end of such period and the results of operations of the Partnership for such period.

    PLM EQUIPMENT GROWTH FUND

   By:   PLM Financial Services, Inc.
    General Partner

Date: August 13, 2003   By   /s/ James A. Coyne
       President

Date: August 13, 2003   By   /s/ Richard K Brock
     Chief Financial Officer